Form 10QSB
period 1996-03-31
ALCOHOL SENSORS INTERNATIONAL LTD
filed 1996-05-15
CIK 929313

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

                                  (Mark one)

           [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

         For the transition period from ____________ to _____________

                        Commission file number 0-26998


                      ALCOHOL SENSORS INTERNATIONAL, LTD.
       (Exact name of small business issuer as specified in its charter)


        New York                                      11-310 4480
(State or other jurisdiction of            (IRS Employer identification No.)
 incorporation or organization)

                    11 Oval Drive, Islandia, New York 11722
                   (Address of principal executive offices)

                                 516-342-1515
                          (Issuer's telephone number)

                                Not Applicable
             (Former name, former address and former fiscal year,
                        if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such report (s), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ X ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock, $.001 par value - 8,419,470 shares outstanding as of May 10, 1996.

Transitional Small Business Disclosure Format:  Yes ____  No  X

INDEX


ALCOHOL SENSORS INTERNATIONAL, LTD.


PART I.  FINANCIAL INFORMATION


         Item 1.  Financial Statements (Unaudited)

                  Condensed balance sheets - December 31, 1995 and March 31, 1996 (unaudited).

                  Condensed statements of operations - Three months ended March 31, 1996 and 1995 (unaudited).

                  Condensed statements of cash flows - Three months ended March 31, 1996 and 1995 (unaudited).

                  Notes to condensed financial statement -

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION


         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

PART I.  Item 1

                      ALCOHOL SENSORS INTERNATIONAL, LTD.

                           CONDENSED BALANCE SHEETS


                                                                    December 31,                 March 31,
                                                                        1995                       1996
                                                                    ------------               -------------
                                                                                               (Unaudited)
         ASSETS
Current assets:
      Cash and cash equivalents......................                   $524,231                    $173,426
      Marketable Securities..........................                  1,980,383                   1,496,826
      Accounts Receivable............................                         --                     160,321
      Inventory......................................                    142,890                     560,378
      Prepaid expenses...............................                    189,699                     228,918
                                                                      ----------                  ----------
      Total current assets...........................                  2,837,203                   2,620,369
      Fixed Assets-Net...............................                    367,664                     384,900
      Restricted Cash................................                  1,017,317                   1,017,317
      Other assets ..................................                     23,084                      23,084
                                                                    ------------                 -----------
             TOTAL...................................                 $4,245,268                  $4,045,670
                                                                   =============                  ==========

      LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
      Deposits.......................................                    $49,036                     $52,517
      Due to officers/stockholders...................                    132,782                     132,782
      Notes payable and accrued interest.............                     17,317                     417,317
      Accounts payable and accrued expenses..........                    428,436                     430,948
      Accrued litigation settlement cost.............                    990,000                     990,000
                                                                    ------------                 -----------
         Total current liabilities...................                  1,617,571                   2,023,564
                                                                    ------------                 -----------
STOCKHOLDERS EQUITY
Common stock $.001 par value, 25,000,000 shares authorized,
      8,116,870 and 8,119,470 issued and outstanding at
      December 31, 1995 and March 31, 1996...........                      8,117                       8,120
Additional paid-in capital...........................                  9,398,354                   9,402,701
Accumulated deficit..................................                 (6,778,857)                 (7,407,417)
Unrealized gain on marketable securities...............                       83                      18,702
                                                                      ----------                  ----------

      Total stockholders equity......................                  2,627,697                   2,022,106
                                                                      ----------                  ----------
      TOTAL  .................................................        $4,245,268                  $4,045,670
                                                                      ==========                  ==========


                  The attached notes are made a part hereof.

                      ALCOHOL SENSORS INTERNATIONAL, LTD.

                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                               Three Months
                                                  Ending
                                                 March 31
                                        -----------------------------
                                            1995             1996
                                            ----             ----

Net sales...........................              --         $161,952
Cost of goods sold..................              --          100,402
                                          ----------      -----------
Gross profit........................              --           61,550
                                          ----------      -----------
Costs and expenses:
    Research and development........        $136,749          111,156
    Selling, general
    and administrative..............         131,029          605,955
                                             -------          -------
Loss from operations................        (267,778)        (655,561)
Interest and other income                                      35,997
Interest expense....................          (8,497)          (8,996)
                                          -----------      -----------
NET (LOSS)..........................       $(276,275)       $(628,560)
                                          ===========      ===========


Net loss per common share...........           $(.04)           $(.07)
                                          ===========      ===========



Weighted average number of common
shares outstanding                          6,921,155         8,418,170
                                          ===========         =========


                  The attached notes are made a part hereof.

                      ALCOHOL SENSORS INTERNATIONAL, LTD.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                  Three Months Ended
                                                                       March 31,
                                                                      -----------
                                                                 1995              1996
                                                                 ----              ----

Cash flows from operating activities:
    Net loss.......................................            $(276,275)       $(628,560)
    Adjustments to reconcile net loss to net cash
    (used in) operating activities:
    Depreciation and amortization                                  1,078           14,000
    Common stock issued for
      services ...................................                14,500               --
    Changes in operating assets and liabilities:
      (Increase in accounts receivable)                               --         (160,821)
      (Increase) in inventory...................                (120,000)        (417,488)
      (Increase) decrease in prepaid expenses and
         other current assets...................                   7,500          (41,219)
      Increase in accounts payable and
        accrued expenses...........................              151,996            2,512
      Increase in deposits..........................                  --            3,481
                                                                ---------           -----
        Net cash (used in) operating activities...              (221,201)      (1,226,095)
                                                               ---------      -----------
Cash flows from investing activities:
     Sales of marketable securities                                   --          502,176
     Acquisition of fixed assets..................                (2,686)         (31,236)
                                                               ---------         --------

        Net cash provided by (used in) financing
          activities..............................                (2,686)         470,940
                                                                 -------        ---------
Cash flows from financing activities:
     Proceeds from sale of common stock...........               232,000            4,350
     Proceeds from notes payable                                      --          400,000
                                                                 -------          -------
       Net cash provided by financing activities....             232,000          404,350
                                                                 -------          -------

NET INCREASE (DECREASE) IN CASH.....................               8,113         (350,805)
Cash--beginning of period...........................               6,266          524,231
                                                                 -------          -------

CASH--END OF  PERIOD................................             $14,379         $173,426
                                                                 =======         ========


Supplemental disclosure of cash flow information:

         Interest paid during the period                                           $2,694


                  The attached notes are made a part hereof.

                      ALCOHOL SENSORS INTERNATIONAL, LTD.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)


(NOTE A) - Basis of Presentation and the Company

         (1)      Basis of presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB and
Article 3 of Regulations S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996 During 1996, the Company is no longer in the development stage.

         The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principals for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the annual report on Form 10-KSB.

         (2)      The Company

         Alcohol Sensors International, Ltd., ("the Company") was incorporated on February 14, 1992, for the development and commercial exploitation of a Breath Alcohol Ignition Interlock Device ("BAIID").

(NOTE B) - Summary of Significant Accounting Policies

         (1)      Loss per share of common stock:

         Net loss per share of common stock is based on the weighted average number of shares outstanding during each period, and for the three months ended March 3, 1995, excludes 1,000,000 shares contributed to the Company in conjunction with the initial public offering. Common stock, options and warrants issued within twelve months of the Company's initial public offering are considered outstanding through June 30, 1995, using the treasury stock method.

                      ALCOHOL SENSORS INTERNATIONAL, LTD.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)


         (2)      Inventory

         Inventory consisting of electronic components, is stated at the lower of cost (first in - first out basis) or market. Inventory is comprised of finished goods, work in progress and components.

(NOTE C):         Public Offering

         In November 1995, the Company completed its initial public offering, whereby it sold 1,000,000 units at $6.25. Each unit comprises two shares of common stock, one class A warrant and one half Class B warrant. The Company realized net proceeds of approximately $4,900,000. In December 1995, pursuant to an over allotment option, the Company sold 150,000 units and realized net proceeds of approximately $800,000. In connection with the offering, certain officers and shareholders contributed to the Company 1,000,000 of their common shares.

(NOTE D:)         Notes Payable

        The Company has a line of credit of $500,000, bearing interest at the prime rate, and is secured by its portfolio of marketable securities. The amount outstanding at March 31, 1996 was $400,000.

(NOTE E:)         Pending Litigation

         The Company and certain of its officers were named as defendants in an action commenced in the Supreme Court Suffolk County seeking money damages of $2,500,000 and various forms of provisional relief. This action was commenced by an individual claiming an equity interest in the Company based upon a purported agreement with another company, Alcohol Sensors, Inc. with which the claimant, certain officers of the Company and others were affiliated in 1989. Alcohol Sensors, Inc. ceased active operations in 1990 and was subsequently dissolved in 1993. The Company removed the action to the Unites States District Court for the Eastern Court for the Easter District of New York in December 1995 and moved to dismiss an amended complaint in February 1996. The Company believes the claims made against it are without foundation or merit and plans to vigorously defend the action. Pursuant to an order of the state court prior to removal, the Company has escrowed $1,000,000 in connection with this action. The Company commenced a separate action against the above claimants in the same federal court in which the above action is pending, alleging securities fraud and RICO violations and has moved to consolidate the two actions. Both lawsuits are in their initial stages and no prediction as to the outcome can be made at this time.

         The Company and certain of its officers were named as defendants in an action commenced in the United States District Court for the Eastern District of New York in March 1996 by a stockholder seeking $2 million dollars in alleged damages as a result of the company's handling of the above action. Management believes the claims alleged in the lawsuit are frivolous and intends to vigorously defend the action including a demand for sanctions. Accordingly, the accompanying financial statements make no provision for such legal action. The defendants time to respond to the complaint has not yet expired.

Item 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

         Since the Company's founding in February, 1992 it has engaged primarily in the research, development and design of an innovative, technologically advanced ignition interlock system to detect various intoxication levels of automobile drivers. The Company has been in a development stage prior to 1996, devoting substantially all of its resources to research and development including potential new applications of its technology beyond ignition interlock. The Company concluded development of an operational prototype for its breath sensor device in July, 1995, and it uses subcontractors to manufacture and ship its products.

Results of Operations

      Three Months Ended March 31, 1996, and March 31, 1995

         The Company had net sales of $161,952 for the three months ending
March 31, 1996 and had no sales for the three months ending March 31, 1995. Cost of goods sold was $100,400 and 60% of sales.

         The Company's loss from operations for the three months ended March
31, 1996 was $655,561 as compared to $267,778 for the three months ended March 31, 1995, an increase of approximately $388,000 or 145%. Expenditures on research and development decreased to $111,156 for the period compared to $136,749 for the prior period, and a decrease of approximately $26,000 or 19% reflecting the Company's successful efforts to obtain certification for its ignition interlock device in numerous jurisdictions and the completion of the first prototype. General administrative expenses increased to $605,955 for the period compared to $131,029 for the prior period, an increase of approximately $475,000 or 362%, reflecting the fact that the Company has left the development stage and has started operating in its new facilities, at a significantly higher level of rent. In addition, the Company has hired a staff, which includes ancillary payroll costs, which it did not have in the prior year. In 1996 the Company also started to expend funds for marketing and selling its product. During the three months ended March 31, 1996 the Company recognized $35,997 of interest and other income as a result of its marketable security portfolio transactions as compared with none in the three months ended March 31, 1995.

Liquidity and Capital Resources

         From inception, through November, 1995. the Company financed its operations primarily from private placements of equity and debt securities totaling approximately $2,500,000. On November 17, 1995, the Company successfully completed its initial public offering selling 1,000,000 Units, each comprised of two shares of common stock, one redeemable Class "A" common stock purchase warrant exercisable after November 9, 1996 at $3.75 per share and 1/2 redeemable Class "B" common stock purchase warrant exercisable after November 9, 1996 at $5.00 per share. In December 19, 1995 the Underwriters" overallotment option of 150,000 Units was exercised in full. The Company's net proceeds including the overallotment, were approximately $5,800,000.
Management believes its current cash, investments and future funds from operations will be sufficient to satisfy the Company's cash requirements through May, 1997. The Company has obtained a $500,000 line of credit with Chemical Bank in February 199 6 at the prime rate, of which $400,000 was drawn down in March 1996 to pay for furnishings, fixtures, and equipment. The Company's marketable securities are collateral for the line of credit. The Company has litigation in the preliminary stages and no prediction as to the outcome can be made at this time. In connection with a court order, the Company has escrowed $1,000,000 in an interest bearing account.


         As of March 31, 1996, the Company had shipped approximately 580 units and recorded revenues of approximately $162,000.

         The Company has completed its renovation of office space, furnishings, and equipment, as well as established a networked management,, inventory control, and customer and fulfillment information systems.

         The Company is negotiating with several subcontractors to secure manufacturing facilities and manufacturing redundancies.

         As of March 31, 1996, the Company has established a network of 18 representatives and 66 dealer installers to support its products nationwide, and continuing its initiative to grow this network.

         Much of the Company's efforts subsequent to the initial public offering has been placed in the setting up of Company systems and personnel to assist the Company in fulfilling its business plan and to capitalize on the opportunities available to it.

        On May 9, 1996, the Company signed a Distribution Agreement with Digital Vehicle Security Systems, Ltd. in the UK, to market and distribute the Company's line of interlock devices in 17 European countries.

        The Contract calls for Digital to purchase 1.6 million of the Company's interlock devices during the 60 month period commencing November 1996.
                                9

PART II. OTHER INFORMATION


         Item 1.  Legal Proceedings


         See Footnote D to Financial Statement


         Item 2.  Changes in Securities

                  NONE

         Item 3.  Defaults upon Senior Securities

                  NONE

         Item 4.  Submission of Matters to a Vote of Security Holders

                  NONE

         Item 5.  Other Information

                  NONE

         Item 6.  Exhibits and Reports on Form 8-K

                  NONE

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 ALCOHOL SENSORS INTERNATIONAL, LTD.
                                 (Registrant)



May 15, 1996                    By:_______________________________________
                                   Robert B. Whitney
                                   President and Chief Executive Officer




May 15, 1996                    By:_______________________________________
                                   John T. Ruocco
                                   Sr. Executive Vice President




May 15, 1996                    By:_______________________________________
                                   Dr. Steven A. Martello
                                   Vice President, Chief Operating Officer




May 15, 1996                    By:_______________________________________
                                   Michael A. Sylvester
                                   Treasurer, Chief Financial Officer

EXHIBIT
  NO.                   EXHIBIT INDEX
- -------                 -------------

11              COMPUTATION OF LOSS PER SHARE