Form 10QSB/A
period 1996-03-31
ALCOHOL SENSORS INTERNATIONAL LTD
filed 1996-07-03
CIK 929313

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB/A

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

Transitional Small Business Disclosure Format:  Yes ____  No  X

EXHIBIT
  NO.                   EXHIBIT INDEX
- -------                 -------------

27                      ARTICLE 5 FINANCIAL DATA SCHEDULE