Form 10QSB
period 1996-06-30
ALCOHOL SENSORS INTERNATIONAL LTD
filed 1996-08-14
CIK 929313

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB



(Mark one)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996
                                        -------------

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

         For the transition period from ____________ to _____________

                        Commission file number 0-26998
                                               -------


                      ALCOHOL SENSORS INTERNATIONAL, LTD.
       (Exact name of small business issuer as specified in its charter)

             New York                                    11-310 4480
            ----------                                  -------------
  (State or other jurisdiction of             (IRS Employer identification No.)
   incorporation or organization)

                    11 Oval Drive, Islandia, New York 11722
                  ------------------------------------------
                   (Address of principal executive offices)

                                 516-342-1515
                             --------------------
                          (Issuer's telephone number)

                                Not Applicable
                                --------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

          Common Stock, $.001 par value 8,541,196 shares outstanding as of August 5, 1996.

Transitional Small Business Disclosure Format:  Yes __  No  X

                                     INDEX


                      ALCOHOL SENSORS INTERNATIONAL, LTD.


PART I.       FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED)

              Condensed balance sheets - December 31, 1995 and June 30, 1996 (Unaudited).

              Condensed statements of operations - Three months and six months ended June 30, 1996 and 1995 (Unaudited).

              Condensed statements of cash flows - Three months and six months ended June 30, 1996 and 1995 (Unaudited).

              Notes to condensed financial statement - June 30, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.      OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

ITEM 2.       CHANGES IN SECURITIES

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.       OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (A)   EXHIBIT 11

              (B)   EXHIBIT 27

PART I.  ITEM 1

                      ALCOHOL SENSORS INTERNATIONAL, LTD.

                           CONDENSED BALANCE SHEETS


                                                                    December 31,                   June 30,
                                                                        1995                         1996
                                                                    ------------                 -----------
                                                                                                 (UNAUDITED)

         ASSETS
Current assets:
      Cash and cash equivalents (Note E).............                   $524,231                  $1,198,047
      Marketable securities (Note C).................                  1,980,383                     683,871
      Accounts receivable............................                      --                        104,841
      Inventory (Note D).............................                    142,890                     370,683
      Prepaid expenses...............................                    189,699                     147,742
                                                                      ----------                  ----------
         Total current assets........................                  2,837,203                   2,505,184
Fixed assets-net.....................................                    367,664                     382,566
Restricted cash (Note E).............................                  1,017,317                          --
Other assets ........................................                     23,084                      23,084
                                                                    ------------                 -----------
             TOTAL...................................                 $4,245,268                  $2,910,834
                                                                      ==========                  ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses                             $428,436                    $471,474
      Deposits.......................................                     49,036                      35,468
      Due to officers/stockholders...................                    132,782                     132,782
      Notes payable (Note C).........................                     17,317                     517,317
      Accrued litigation settlement cost (Note E)....                    990,000                     382,683
                                                                      ----------                  ----------
         Total current liabilities...................                  1,617,571                   1,539,724
                                                                       ---------                   ---------

      STOCKHOLDERS' EQUITY
Common stock $.001 par value, 25,000,000 shares
      authorized, 8,116,870 and 8,494,562 issued
      and outstanding at December 31, 1995 and
      June 30, 1996..................................                      8,117                       8,495
Additional paid-in capital...........................                  9,398,354                  10,504,514
Accumulated deficit..................................                 (6,778,857)                 (9,141,957)
Unrealized gain on marketable securities.............                         83                          58
                                                                  --------------         -------------------

         Total stockholders' equity..................                  2,627,697                   1,371,110
                                                                ----------------              --------------
             TOTAL...................................                 $4,245,268                  $2,910,834
                                                                 ===============               =============

                                 The attached notes are made a part hereof.

                      ALCOHOL SENSORS INTERNATIONAL, LTD.

                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                            Three Months                      Six Months
                                               Ending                           Ending
                                              June 30,                         June 30,
                                              --------                         --------
                                            1995             1996               1995             1996
                                            ----             ----               ----             ----
Net sales...........................            --      $  (54,618)                 --          $107,334
Cost of goods sold (Note D).........            --         556,026                  --           656,428
                                        ----------      ----------          ----------         ---------
Gross profit (Loss).................            --        (610,644)                 --          (549,094)

Costs and expenses:
    Research and development........      $259,522          72,287            $396,271           183,443
    Selling, general
            and administrative......       103,996         669,185             235,025         1,275,140
Litigation settlement (Note E)......            --         382,683                               382,683
                                        ----------         -------          ----------        ----------
Loss from operations................      (363,518)     (1,734,799)           (631,296)       (2,390,360)

Interest and other income...........            --          12,981                  --            48,978
Interest expense...................        (12,486)        (12,722)            (20,983)          (21,718)
                                        -----------    ------------         -----------       ----------
Net (Loss)..........................     $(376,004)    $(1,734,540)          $(652,279)      $(2,363,100)
                                        ===========    ============         ===========      ============

Net loss per common share...........         $(.06)          $(.21)              $(.11)            $(.29)
                                        ===========    ============         ===========      ============



Weighted average number of
shares outstanding                       6,182,905       8,418,170           6,199,752         8,250,761
                                        ===========    ============         ===========      ============


















                  The attached notes are made a part hereof.

                      ALCOHOL SENSORS INTERNATIONAL, LTD.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                      June 30,
                                                                 -------                       -------
                                                           1995          1996             1995         1996
                                                           ----          ----             ----         ----
Cash flows from operating activities:...............
         Net loss...................................  $(376,004)     $(1,734,540)     $(652,279) $(2,363,100)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:.........
         Depreciation and amortization..............      1,078           16,000          2,156       30,000
         Amortization debt discount.................      1,696               --          1,696           --
         Common stock issued for services and
         litigation settlement......................         --          990,000         14,500      990,000
Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable.         --           55,980             --     (104,841)
         (Increase) decrease in inventory...........    (76,383)         189,695       (196,383)    (227,793)
         Decrease in prepaid expenses and
         other current assets.......................      9,267           81,176         16,767       41,957
         Decrease in restricted cash................         --        1,017,317             --    1,017,317
         Increase (decrease) in deposit.............     17,728          (17,049)        17,728      (13,568)
         Increase in accounts payable and  accrued
         expenses...................................    179,560           40,526        331,556       43,038
         Decrease in accrued litigation settlement..         --         (607,317)            --     (607,317)
         Other......................................     (5,210)              --         (5,210)          --
                                                     ----------      -----------    ------------  -----------
     Net cash provided by (used in) operating
     activities....................................    (248,268)          31,788       (469,469)  (1,194,307)
                                                     ----------      -----------    -----------  -----------
Cash flows from investing activities:
         Sales of marketable securities.............         --          794,311             --    1,296,487
         Acquisition of fixed assets................     (6,430)         (13,666)        (9,116)     (44,902)
                                                     ----------      -----------    -----------   ----------
     Net cash provided by (used in) financing
         activities.................................     (6,430)         780,645          9,116    1,251,585
                                                     ----------      -----------    -----------   ----------
Cash flows from financing activities:
         Proceeds from sale of common stock.........     15,401          112,188        247,401      116,538
         Proceeds from notes payable................    231,250          100,000        231,250      500,000
                                                     ----------      -----------    -----------   ----------
     Net cash provided by financing activities......    246,651          212,188        478,651      616,538
                                                     ----------      -----------    -----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS.........................................    (8,047)        1,024,621             66      673,816
Cash and cash equivalents -- Beginning of period....     14,379          173,426          6,266      524,231
                                                     ----------      -----------    -----------   ----------
Cash and cash equivalents -- End of period..........     $6,332       $1,198,047         $6,332   $1,198,047
                                                     ==========      ===========    ===========   ==========


Supplemental disclosure of cash flow information:
     Interest paid during the period................                     $10,490                     $13,184







                  The attached notes are made a part hereof.

                      ALCOHOL SENSORS INTERNATIONAL, LTD.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



(NOTE A) -- BASIS OF PRESENTATION AND THE COMPANY

         (1)      Basis of presentation

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB and
Article 3 of Regulations S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. During 1996, the Company is no longer in the development stage.

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

(NOTE B) -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (1)      Net loss per share of common stock

      Net loss per share of common stock is based on the weighted average number of shares outstanding during each period, and for the six months ended June 30 1995, excludes 1,000,000 shares contributed to the Company in conjunction with the initial public offering. Common stock, options, and warrants issued within twelve months of the Company's initial public offering are considered outstanding through June 30, 1995, using the treasury stock method.

         (2)      Inventory

      Inventory consisting of electronic components, is stated at the lower cost (first in - first out basis) or market. Inventory is comprised of finished goods, work in progress, and components.

         (3)      Warranty Reserves

      The Company has provided an estimate for warranty reserves.

(NOTE C:) -- NOTES PAYABLE

      The Company has a line of credit of $500,000, bearing interest at the prime rate, and is secured by its portfolio of marketable securities. The amount outstanding at June 30, 1996 was $500,000.

(NOTE D:) -- INVENTORY WRITE DOWN

      Included in cost of goods sold is an inventory write down of $556,026. The Company experienced problems with the manufacturing of its operational prototypes. The Company has accelerated its research and development efforts and as a result expects to introduce new Alcohol Specific Technology (AST) by December 1996 representing a brand new unit. As a result, the Company made the decision to suspend manufacturing its Sens-O-Lock (BAIID) pending the production of this new unit. Certain components will still be utilized in the new unit.

                      ALCOHOL SENSORS INTERNATIONAL, LTD.
              NOTES TO CONDENSED FINANCIAL STATEMENTS(CONTINUED)
                                  (UNAUDITED)



(NOTE E:) -- PENDING AND SETTLED LITIGATION

      The Company and certain of its officers were named as defendants in an action commenced in the Supreme Court Suffolk County seeking money damages of $2,500,000 and various forms of provisional relief.

      In August 1996, the Company has settled the above law suit and in connection thereto has provided $382,683 as an accrued cost to the settlement. In addition, the $1,000,000 previously held in escrow has been released. Certain members of management will donate a portion of their shares to the Company to be used for the purpose of funding the settlement to minimize the cash outlay by the Company.

      The Company and certain of its officers were named as defendants in an action commenced in the United States District Court for the Eastern District of New York in March 1996 by a stockholder seeking $2 million in alleged damages as a result of the Company's handling of the above action. Management believes that settlement of the above action renders the claims of this action moot and intends to vigorously defend the action, including a demand for sanctions. Accordingly, the accompanying financial statements make no provision for such legal action.

      The Company was named as a defendant in an action commenced in the United States District Court for the Eastern District of New York in July 1996. The plaintiff is seeking $3 million plus 100,000 shares of Company stock, alleging he performed certain work for the Company as an independent contractor and was never compensated for the services he performed. The Company's position is that the plaintiff in this action failed to provide the services as consideration and was not entitled to receive any payment. Management believes the claims alleged in this lawsuit are frivolous and intends to defend the action vigorously. The defendant's time to respond to the complaint has not yet expired.

      The Company and certain of its officers were named as defendants in an action commenced in the Supreme Court of the United States of New York, Orange County, by two individuals claiming an equity interest in the Company, as well as damages of $18.5 million, based upon a purported agreement with another Company, Alcohol Sensors, Inc., with which the claimants, certain officers of the Company and others were affiliated in 1989, and a claim that he is the inventor of the technology that the Company is using. The Alcohol Sensors, Inc. company (the company the plaintiff alleges he had an interest in) ceased active operations in or about 1990 and was subsequently dissolved in 1993 by a proclamation of the New York Secretary of State. Management believes the claims alleged are frivolous and intends to defend the action vigorously, including a demand for sanctions. The defendant's time to respond to the complaint has not yet expired.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

      Since the Company's founding in February, 1992, it has engaged primarily in the research, development and design of an innovative, technologically advanced ignition interlock system to detect various intoxication levels of automobile drivers. The Company has been in a development stage prior to 1996, devoting substantially all of its resources to research and development including potential new applications of its technology beyond ignition interlock. The Company concluded development of an operational prototype for its breath sensor device in July, 1995, and it uses subcontractors to manufacture and ship its products.

RECENT DEVELOPMENTS

        The Company presently has an inventory of approximately $400,000, after all writedowns. The Company is now placing its efforts and resources toward the manufacturing of its new Alcohol specific Sens-O-Lock (AST); representing the Company's future. The Company will be utilizing certain of these component parts in its new units and has written down $556,026 of its existing inventory.

                      ALCOHOL SENSORS INTERNATIONAL, LTD.
              NOTES TO CONDENSED FINANCIAL STATEMENTS(CONTINUED)
                                  (UNAUDITED)



         In October 1996, the Company expects to launch its first AST Sens-O-Lock at the World Car Show in Birmingham, England (the world's largest automotive show). Additionally, Mr. Michael Ghazarian, managing director of Digital Vehicle Security Systems (UK), and Salrico Manufacturing of Europe, has executed a consulting agreement with the Company to design and produce the retooling necessary to accept the new Sens-O-Lock (AST) technology. Mr. Ghazarian shall advise the Board on future manufacturing strategies.

         To insure quality control of its new unit, the Company has hired a consultant who has over 35 years experience, including managing the production of the Lunar Excursion Module and other complex projects for companies like Grumman and Westinghouse Norden.

         The Company is presently evaluating the efficacy of a new Headlight Management System technology, DRL (Daylight Running Lights). The market for the DRL is being assessed and Engineering is undertaking testing and value engineering. Many states require headlights to be on during adverse weather conditions. The DRL will provide four value added facilities for the end user: lights on at 50% when ignition is on; full on when wipers are on; automatic full on at dusk; and automatic off when ignition is terminated. The Company believes that the product can be price competitive and offer substantially more value and facility than existing Daylight systems that presently exist. Additionally, aside from certain state requirements, several insurance companies are providing insurance discounts of 3% to 5% for DRL equipped vehicles. Once the value engineering is completed and production initiated, management expects to begin production in fall of 1996.

         In August 1996, the Company has settled certain litigation with Mr. Beyer for approximately $383,000. Certain members of management will donate a portion of their shares to the Company, to be used for the purposes of funding the settlement to minimize the cash outlay by the Company. The $1,000,000 held in escrow was released pursuant to a stipulation reached between the parties. The Company or its directors do not acknowledge any wrongdoing, but believed it was in the best interest of the Company to resolve the litigation, given the resources and management's time devoted to the lawsuit. The $1,000,000 released may now be used for working capital to finance its operations. The Company believes that these funds, in addition to the cash flow generated from the DRL sales and the sales of its new AST technology, will be sufficient to meet its working capital needs in the near future.

RESULTS OF OPERATIONS

      Three Months Ended June 30, 1996, and June 30, 1995

      The Company experienced sales returns of $54,618 for the three months ending June 30, 1996 and had no sales for the three months ending June 30, 1995. Cost of sales was $556,026 as a result of the inventory write down. See recent developments.

      The Company's loss from operations for the three months ended June 30, 1996 was $1,734,799, as compared to $363,518 for the three months ended June 30, 1995, an increase $1,371,281. Expenditures on research and development decreased to $72,287 for the period, compared to $259,522 for the prior period, and a decrease of $187,235 reflecting the Company's continuing efforts to obtain certification for its ignition interlock device in numerous jurisdictions and the completion of the first prototype. General administrative expenses increased to $669,185 for the period compared to $103,996 for the prior period, an increase of $565,189, reflecting the fact that the Company has left the development stage and has started operating in its new facilities at a significantly higher overhead. In addition, the Company has hired a staff which includes ancillary payroll costs which it did not have in the prior year. In 1996, the Company also started to expend funds for marketing and selling its product.

      During the three months ended June 30, 1996 the Company recognized $12,981 of interest and other income as a result of its marketable security portfolio transactions as compared with none in the three months ended June 30, 1995. Interest expense for the three months ending June 30, 1996 was $12,722 as compared with $12,486 for the prior period. Included in this period is the accrued cost of $382,683 relating to the settlement of litigation.

      As a result of the above, the Company had a net loss of $1,734,540 for the three months ending June 30, 1996 or $(.21) per share as compared to $376,004 or $(.06) per share.

      Six Months Ended June 30, 1996, and June 30, 1995

      The Company had net sales of $107,734 for the six months ending June 30, 1996 and had no sales for the six months ending June 30, 1995. Costs for goods sold was $656,428, which included an inventory write down of $556,026. See recent developments.

                      ALCOHOL SENSORS INTERNATIONAL, LTD.
              NOTES TO CONDENSED FINANCIAL STATEMENTS(CONTINUED)
                                  (UNAUDITED)



      The Company's loss from operations for the six months ended June 30, 1996 was $2,390,360, as compared to $613,296 for the six months ended June 30, 1995, an increase $1,759,064. Expenditures on research and development decreased to $183,443 for the period, compared to $396,271 for the prior period, and a decrease of $212,828 reflecting the Company's continuing efforts to obtain certification for its ignition interlock device in numerous jurisdictions and the completion of the first prototype. General administrative expenses increased to $1,275,140 for the period compared to $235,025 for the prior period, an increase of $1,040,115, reflecting the fact that the Company has left the development stage and has started operating in its new facilities at a significantly higher level of rent. In addition, the Company has hired a staff which includes ancillary payroll costs which it did not have in the prior year. In 1996, the Company also started to expend funds for marketing and selling its product.

      During the six months ended June 30, 1996 the Company recognized $48,978.00 of interest and other income as a result of its marketable security portfolio transactions as compared with none in the six months ended June 30, 1995. Interest expense was $21,718 for the six months ending June 30, 1996 as compared with $20,983 for the six months ending June 30, 1995. Included in this period is the accrued cost of $382,683 relating to the settlement of litigation.

      As a result of the above, the Company had a net loss of $2,363,100 for the six months ending June 30, 1996 or $(.29) per share as compared to $652,279 or $(.11) per share.

LIQUIDITY AND CAPITAL RESOURCES

      From inception through September 30, 1995, the Company financed its operations primarily from private placements of equity and debt securities totaling approximately $2,500,000. On November 17, 1995, the Company successfully completed its initial public offering selling 1,000,000 units, each comprised of two shares of common stock, one redeemable Class "A" common stock purchase warrant exercisable after November 9, 1996 at $3.75 per share and 1/2 redeemable Class "B" common stock purchase warrant exercisable after November 9, 1996 at $5.00 per share. On December 19, 1995, the Underwriter's overallotment option of 150,000 units was exercised in full. The Company's net proceeds were approximately $5,800,000. As a result of the Company's loss from operations of $2,390,360, the Company may need to seek additional financing, to build its inventory to desired levels and expand its present levels. The Company has obtained a $500,000 line of credit with Chemical Bank in February 1996 at the prime rate, of which $500,000 was drawn down in March and April 1996 to pay for furnishings, fixtures, and equipment. The Company's marketable securities are collateral for the line of credit. The Company has litigation in the preliminary stages and no prediction as to the outcome that can be made at this time. In connection with a court order, the Company $1,000,000 has been released from escrow. The Company has received $206,889 to date from the exercise of private placement warrants.

,The Company has completed its renovation of office space, furnishings, and equipment, as well as established a networked management,, inventory control, and customer and fulfillment information systems.

      Much of the Company's efforts subsequent to the initial public offering has been placed in the setting up of Company systems and personnel to assist the Company in fulfilling its business plan and to capitalize on the opportunities available to it. The Company has expended additional funds on research and development for its existing product line and to develop new opportunities.

      On May 9, 1996, the Company signed a Distribution Agreement with Digital Vehicle Security Systems, Ltd. in the UK to market and distribute the Company's line of interlock devices in 17 European countries.

      The Contract calls for Digital to purchase 1.6 million of the Company's interlock devices during the 60 month period commencing November 1996.

                      ALCOHOL SENSORS INTERNATIONAL, LTD.
              NOTES TO CONDENSED FINANCIAL STATEMENTS(CONTINUED)
                                  (UNAUDITED)




PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


         See Footnote E to Financial Statement


ITEM 2.  CHANGES IN SECURITIES

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 27, 1996, the Company stockholders held their annual meeting in Melville, Long Island, New York. The holders of 6,866,009 shares of common stock were present or represented by proxy, out of 8,453,562 shares of common stock issued and outstanding on June 17, 1996, the record date for the Annual Meeting and accordingly, a quorum was present and matters were voted on as follows:

A:       By plurality, the following persons were elected Directors of the
Company:



                                                                                   For             Withheld
                                                                                   ---             --------
         Robert B. Whitney                                                      6,805,609           60,400
         John T. Ruocco                                                         6,805,609           60,400
         George Berger                                                          6,705,564          160,445
         Michael A. Sylvester                                                   6,805,609           60,400
         Steven A. Martello                                                     6,805,609           60,400
         Leon Pasqua                                                            6,805,609           60,400

B: An amendment to Certificate of Incorporation to create a class of Convertible Preferred Stock with authorization for 3,000,000 shares, par value $.001, was approved. Voting totaling 4,972,964 were in favor of the amendment; 134,500 were against it; 174,945 abstained; 1,583,600 shares were not voted.


ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 11

         Exhibit 27

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ALCOHOL SENSORS INTERNATIONAL, LTD.
                                      (Registrant)






___________________________, 1996    By: /s/__________________________________
                                            Michael A. Sylvester
                                            Treasurer, Chief Financial Officer