Form 10QSB
period 1996-09-30
ALCOHOL SENSORS INTERNATIONAL LTD
filed 1996-11-14
CIK 929313

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB



(Mark one)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

         For the transition period from ____________ to _____________

                        Commission file number 0-26998


                      ALCOHOL SENSORS INTERNATIONAL, LTD.
       (Exact name of small business issuer as specified in its charter)

               New York                                11-310 4480
             -----------                              -------------
     (State or other jurisdiction of        (IRS Employer identification No.)
     incorporation or organization)

                    11 Oval Drive, Islandia, New York 11722
                   ----------------------------------------
                   (Address of principal executive offices)

                                 516-342-1515
                                 ------------
                          (Issuer's telephone number)

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

         Common Stock, $.001 par value 8,772,846 shares outstanding as of November 7, 1996.

Transitional Small Business Disclosure Format:  Yes __  No  X

                                     INDEX


                      ALCOHOL SENSORS INTERNATIONAL, LTD.


PART I.       FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED)

              Condensed balance sheets - December 31, 1995 and September 30, 1996 (Unaudited).

              Condensed statements of operations - Three months and nine months ended September 30, 1996 and 1995 (Unaudited).

              Condensed statements of cash flows - Nine months ended September 30, 1996 and 1995 (Unaudited).

              Notes to condensed financial statement - September 30, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.      OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

ITEM 2.       CHANGES IN SECURITIES

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

ITEM 4.       OTHER INFORMATION

ITEM 5.       EXHIBITS AND REPORTS ON FORM 8-K

              (A)   EXHIBIT 11

              (B)   EXHIBIT 27

PART I.  ITEM 1

                      ALCOHOL SENSORS INTERNATIONAL, LTD.

                           CONDENSED BALANCE SHEETS


                                                                    December 31,                 September 30,
                                                                        1995                         1996
                                                                    ------------                --------------
                                                                                                 (UNAUDITED)
         ASSETS
Current assets:
      Cash and cash equivalents......................                   $524,231                    $244,306
      Certificate of deposit (Note C)................                         --                     500,000
      Marketable securities (Note C).................                  1,980,383                          --
      Accounts receivable............................                         --                     104,607
      Inventory (Note D).............................                    142,890                     515,174
      Prepaid expenses...............................                    189,699                     118,243
                                                                      ----------                  ----------
         Total current assets........................                  2,837,203                   1,482,330
Fixed assets-net.....................................                    367,664                     370,487
Restricted cash (Note E).............................                  1,017,317                          --
Other assets ........................................                     23,084                      23,084
                                                                    ------------                 -----------
             TOTAL...................................                 $4,245,268                  $1,875,901
                                                                      ==========                  ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses                             $428,436                    $622,104
      Deposits.......................................                     49,036                      34,114
      Due to officers/stockholders...................                    132,782                     132,782
      Notes payable (Note C).........................                     17,317                     500,000
      Accrued litigation settlement cost (Note E)....                    990,000                          --
                                                                      ----------                  ----------
         Total current liabilities...................                  1,617,571                   1,289,000
                                                                       ---------                   ---------

      STOCKHOLDERS' EQUITY
Common stock $.001 par value, 25,000,000 shares authorized,
      8,116,870 and 8,576,196 issued and outstanding
      at December 31, 1995 and September 30, 1996....                      8,117                       8,576
Additional paid-in capital...........................                  9,398,354                  10,626,883
Accumulated deficit..................................                 (6,778,857)                (10,048,558)
Unrealized gain on marketable securities.............                         83                          --
                                                                  --------------         -------------------

         Total stockholders' equity..................                  2,627,697                     586,901
                                                                ----------------                ------------
             TOTAL...................................                 $4,245,268                  $1,875,901
                                                                 ===============               =============


                                 The attached notes are made a part hereof.

                      ALCOHOL SENSORS INTERNATIONAL, LTD.

                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                               Three Months                         Nine Months
                                                  Ending                              Ending
                                               September 30,                      September 30,
                                           -----------------------          -------------------------
                                            1995             1996               1995             1996
                                            ----             ----               ----             ----
Net sales...........................        $7,230         $19,372              $7,230          $126,706
Cost of goods sold (Note D).........         5,423           6,911               5,423           663,339
                                          --------        --------            --------        ----------
Gross profit (Loss).................         1,807          12,461               1,807          (536,633)

Costs and expenses:
    Research and development........       359,393         192,366             755,664           375,809
    Selling, general
            and administrative......       337,864         734,139             572,889         2,009,279
Litigation settlement (Note E)......            --              --                               382,683
                                        ----------      ----------          ----------       -----------
Loss from operations................      (695,450)       (914,044)         (1,326,746)       (3,304,404)

Interest and other income...........            --          24,458                  --            73,436
Interest expense...................        (32,007)        (17,015)            (52,990)          (38,733)
                                       ------------  --------------        ------------      ------------
Net (Loss)..........................     $(727,457)      $(906,601)        $(1,379,736)      $(3,269,701)
                                         ==========      ==========        ============      ============

Net (loss) per common share.........         $(.13)          $(.11)              $(.23)            $(.39)
                                     ==============    ============        ============      ============



Weighted average number of
shares outstanding                       5,636,000       8,545,757           5,993,000         8,349,093
                                         =========       =========         ============     =============




                       The attached notes are made a part hereof.

                                     ALCOHOL SENSORS INTERNATIONAL, LTD.
                                          STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)




                                                                               Nine Months Ended
                                                                                 September 30,
                                                                                 ------------
                                                                         1995                      1996
                                                                         ----                      ----
Cash flows from operating activities:
         Net loss....................................                $(1,379,736)             $(3,269,701)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
         Depreciation and amortization...............                      3,257                   45,000
         Amortization debt discount..................                     18,060                       --
         Common stock issued for services ...........                    330,800                       --
Changes in operating assets and liabilities:
         (Increase) in accounts receivable...........                         --                 (104,607)
         (Increase) in inventory.....................                   (208,383)                (372,284)
         (Increase) decrease in prepaid expenses and
         other current assets........................                     (8,674)                  71,456
         Decrease in restricted cash.................                         --                1,017,317
         Increase (decrease) in deposit..............                     49,916                  (14,922)
         Increase in accounts payable and accrued
             expenses................................                    295,542                  193,668
         Security Deposits...........................                    (19,891)                      --
         Other Assets................................                   (193,491)                      --
         Other.......................................                      3,287                       --
                                                                     -----------              ------------
     Net cash (used in) operating activities.........                 (1,109,313)              (2,434,073)
                                                                      -----------             ------------
Cash flows from investing activities:
         Sales of marketable securities..............                         --                1,980,300
         Acquisition of fixed assets.................                   (116,406)                 (47,823)
                                                                       ----------             ------------
     Net cash provided by (used in) financing
         activities..................................                   (116,406)               1,932,477
                                                                       ----------               ---------
Cash flows from financing activities:
         Proceeds from sale of common stock..........                    247,401                  238,988
         Proceeds from notes payable, convertible notes
                  and warrants.......................                  1,000,000                  482,683
                                                                       ---------                  -------
     Net cash provided by financing activities.......                  1,247,401                  721,671
                                                                       ---------                  -------

NET INCREASE IN CASH AND CASH
EQUIVALENTS..........................................                     21,682                  220,075
Cash and cash equivalents -- Beginning of period.....                      6,266                  524,231
                                                                           -----               ----------
Cash and cash equivalents -- End of period...........                    $27,948                 $744,306
                                                                         =======                 ========


Supplemental disclosure of cash flow information:
     Interest paid during the period.................                                             $28,970

Common Stock issued for litigation settlement .......                                             990,000




                  The attached notes are made a part hereof.

                      ALCOHOL SENSORS INTERNATIONAL, LTD.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



(NOTE A) -- BASIS OF PRESENTATION AND THE COMPANY

         (1)      Basis of presentation

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB and
Article 3 of Regulations S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. During 1996, the Company is no longer in the development stage.

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

(NOTE B) -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (1)      Net loss per share of common stock

      Net loss per share of common stock is based on the weighted average number of shares outstanding during each period, and for the nine months ended September 30 1995, excludes 1,000,000 shares contributed to the Company in conjunction with the initial public offering. Common stock, options, and warrants issued within twelve months of the Company's initial public offering are considered outstanding through June 30, 1995, using the treasury stock method.

         (2)      Inventory

      Inventory consisting of electronic components, is stated at the lower cost (first in - first out basis) or market. Inventory is comprised of finished goods, work in progress, and components.

         (3)      Warranty Reserves

      The Company has provided an estimate for warranty reserves.

(NOTE C:) -- NOTES PAYABLE

      The Company has a line of credit of $500,000, bearing interest at the prime rate, and is secured by a certificate of deposit. The amount outstanding at September 30, 1996 was $500,000.

(NOTE D:) -- INVENTORY WRITE DOWN

         Included in cost of goods sold for the nine months ended September 30, 1996, is an inventory write down of $556,026, related to problems the Company experienced with the contract manufacturer of its operational prototypes of Sens-O-Lock units. The Company has accelerated its research and development efforts and as a result has introduced its initial new Sens-O-Lock units containing Alcohol Specific Technology (AST) at the Motor Show in Birmingham, England and in November 1996 in the Specialty Equipment Market Association (SEMA) Show in Las Vegas.

                      ALCOHOL SENSORS INTERNATIONAL, LTD.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


(NOTE E:) -- PENDING AND SETTLED LITIGATION

      The Company and certain of its officers were named as defendants in an action commenced in the Supreme Court Suffolk County which was removed to the United States District Court for the Eastern District of New York, seeking money damages of $2,500,000 and various forms of provisional relief. In August 1996, the Company has settled the above law suit and in connection thereto has provided $382,683 as an accrued cost to the settlement. In addition, the $1,000,000 previously held in escrow has been released. Certain members of management will donate their private shares to the Company to be used for the purpose of funding the settlement and to offset the costs incurred by the Company.

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

      The Company was named as a defendant in an action commenced in the United States District Court for the Eastern District of New York in July 1996. The plaintiff is seeking $9 million plus 100,000 shares of Company stock, alleging he performed certain work for the Company as an independent contractor and was never compensated for the services he performed. The company's position is that the plaintiff in this action failed to provide the services as contracted and was not entitled to receive any payment. Defendant has submitted it answer and management believes the claims alleged in this lawsuit are frivolous and intends to defend the action vigorously.

      The Company and certain of its officers were named as defendants in an action commenced in the Supreme Court of the United States of New York, Orange County, by two individuals claiming an equity interest in the Company, as well as damages of $18.5 million, based upon a purported agreement with another company, Alcohol Sensors, Inc., with which the claimants, certain officers of the Company and others were affiliated in 1989, and a claim that one of the individuals is the inventor of the technology that the Company is using. The Alcohol Sensors, Inc. company (the company the plaintiff alleges he had an interest in) ceased active operations in or about 1990 and was subsequently dissolved in 1993 by a proclamation of the New York Secretary of State. The action has been moved to the United States District Court for the Southern District of New York. Defendant has submitted its answer and management believes the claims alleged are frivolous and intends to defend the action vigorously, including a demand for sanctions.

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

RECENT DEVELOPMENTS

         In connection with problems encountered with the contract manufacturer of its initial Sens-O-Lock units, the Company wrote off certain inventory, aggregating $556,026. The Company presently has an inventory of approximately $515,000, after all writedowns. The Company is now placing its efforts and resources toward the manufacturing of its new Alcohol Specific Technology Sens-O-Lock (AST); representing the Company's future. The Company will be utilizing certain of these component parts from pre-existing inventory in its new AST units.

                      ALCOHOL SENSORS INTERNATIONAL, LTD.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


         In October 1996, the Company launched its first AST Sens-O-Lock at the World Car Show in Birmingham, England (the world's largest automotive show). Additionally, Mr. Michael Ghazarian, Managing Director of Digital Vehicle Security Systems, Inc. (UK) and Scarico Manufacturing of Europe have executed a Consulting Agreement with the Company to design and produce the retooling necessary to produce the new Sens-O-Lock (AST) technology. Mr. Ghazarian became a member of the Board of Directors of the Company on September 24, 1996.

         The Company has developed and manufactured a new Headlight Management System technology, (DRL) WeatherEye. Many states require headlights to be on during adverse weather conditions. The WeatherEye provides four value added facilities for the end user: headlights on at 50% when ignition is on; all lights full on when wipers are on; automatic all lights full on at dusk; and automatic all lights off when ignition is terminated. The Company believes that the product can be price competitive and offer substantially more value and facility than existing Daytime Running Light systems that presently exist. Additionally, aside from certain state requirements, several insurance companies are providing insurance discounts of 3% to 5% for DRL equipped vehicles.

         In September 1996 the Company, together with Michael Ghazarian, the Managing Director of Digital Vehicle Security Systems, Ltd. (Digital) formed a new company, ASE, Plc. ASE, Plc. which is 80% owned by the Company and 20% owned by Michael Ghazarian, will serve as a joint venture between ASI and Digital. In May 1996, Digital entered into a Distribution Agreement with the Company to purchase up to 1.6 million interlock devices over a 60 month period to be distributed in the European market. Digital has assigned the rights to distribute the product in Europe to ASE. Under the new Joint Venture Agreement, ASI will be able to retain a greater share of the profit to be derived from its European sales. ASI will now have a manufacturer with a vested ownership and will now be able to buy the product at cost.

        With the formation of ASE, the Company is seeking to raise $2.5 million dollars in additional capital utilizing a Regulation 506 offering (See Part II, Item 2) to fund the costs of the manufacture of the WeatherEye, and to build new AST technology Sens-O-Lock units. Due to the significant number of warrants outstanding from the prior equity offerings and the need for additional capital, the Board decided to reduce the exercise price of the outstanding warrants from a $1.50 to $1.00 for a two week period (October 16 - November 1). During that period, 191,650 warrants were exercised, yielding $191,650 to the Company. These funds are being used currently for working capital.

RESULTS OF OPERATIONS

      Three Months Ended September 30, 1996, and September 30, 1995

      The Company had sales of $19,372 for the three months ending September 30, 1996 compared to sales of $7,230 for the three months ending September 30, 1995. Cost of sales was $6,911 and $5,423 respectively.

      The Company's loss from operations for the three months ended September 30, 1996 was $914,044, as compared to $695,450 for the three months ended September 30, 1995, an increase $218,594 principally due to selling, general and administrative. Expenditures on research and development decreased to $192,366 for the current period, compared to $359,393 for the prior period, and a decrease of $167,027 reflecting the Company's virtual completion of AST technology and WeatherEye. Selling, general and administrative expenses increased to $734,139 for the period compared to $337,864 for the prior period, an increase of $396,275, reflecting the fact that the Company has started operating in its new facilities at a significantly higher overhead. In addition, the Company has hired a staff which includes ancillary payroll costs which it did not have in the prior year. In 1996, the Company also started to expend funds for marketing and selling its products.

      During the three months ended September 30, 1996 the Company recognized $24,458 of interest and other income as a result of its marketable security portfolio transactions as compared with none in the three months ended September 30, 1995. Interest expense for the three months ending September 30, 1996 was $17,015 as compared with $32,007 for the prior period.

      As a result of the above, the Company had a net loss of $906,601 for the three months ending September 30, 1996 or $(.11) per share as compared to $727,457 or $(.13) per share for the prior period.

      Nine Months Ended September 30, 1996, and September 30, 1995

      The Company had net sales of $126,706 for the nine months ending September 30, 1996 and $7,230 for the nine months ending September 30, 1995. Costs for goods sold was $663,339, which included an inventory write down of $556,026 in 1996 and $5,423 in 1995. See "Recent Developments" above.

                      ALCOHOL SENSORS INTERNATIONAL, LTD.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


      The Company's loss from operations for the nine months ended September 30, 1996 was $3,304,404, as compared to $1,326,746 for the nine months ended September 30, 1995, an increase of $1,977,658 principally due to an increase in selling, general and aministrative expenses. Expenditures on research and development decreased to $375,809 for the period, compared to $755,664 for the prior period, and a decrease of $379,855 reflecting the Company's efforts in their AST technology and the completion of its WeatherEye. Selling, general and administrative expenses increased to $2,009,279 for the period compared to $572,889 for the prior period, an increase of $863,501, reflecting the fact that the Company has left the development stage and has started operating in its new facilities at a significantly higher level of rent and overhead.

      During the nine months ended September 30, 1996 the Company recognized $73,436 of interest and other income as a result of its marketable security portfolio transactions as compared with none in the nine months ended September 30, 1995. Interest expense was $38,733 for the nine months ending September 30, 1996 as compared with $52,990 for the nine months ending September 30, 1995.

      As a result of the above, the Company had a net loss of $3,269,701 for the nine months ending September 30, 1996 or $(.39) per share as compared to $1,379,736 or $(.23) per share for the prior period.

LIQUIDITY AND CAPITAL RESOURCES

      From inception through September 30, 1995, the Company financed its operations primarily from private placements of equity and debt securities totaling approximately $2,500,000. On November 9, 1995, the Company successfully completed its initial public offering selling 1,000,000 units, each comprised of two shares of common stock, one redeemable Class "A" common stock purchase warrant exercisable after November 9, 1996 at $3.75 per share and 1/2 redeemable Class "B" common stock purchase warrant exercisable after November 9, 1996 at $10.00 per share. On December 19, 1995, the Underwriter's overallotment option of 150,000 units was exercised in full. The Company's net proceeds were approximately $5,800,000. As a result of the Company's loss of $3,269,701 for the nine months ended September 30, 1996, the manufacturing problems encountered in the production of the initial Sens-O-Lock units, delays in meeting initial sales targets and the development of the new AST technology and WeatherEye have resulted in the need for additional capital not contemplated in the Company's Initial Public Offering. The Company will need to seek additional financing through its pending 506 offering of securities for $2,500,000. The proceeds will be utilized to build its inventory to desired levels and expand its present levels in developing the new generation Sens-O-Lock and its determination, development and marketing for WeatherEye was not included in the initial public offering and has led the Company to utilize more capital than it had originally anticipated. In fiscal year 1996, the Company received $430,639 to date from the exercise of outstanding warrants.

      The Company has obtained a $500,000 line of credit with Chemical Bank in February 1996 at the prime rate, of which $500,000 was drawn down in March and April 1996 to pay for furnishings, fixtures, and equipment at its new facility. The Company has a certificate of deposit of $500,000 as collateral for the line of credit. The Company has completed its renovation of office space, furnishings, and equipment, as well as established a networked management, inventory control, and customer and fulfillment information systems.

      Much of the Company's efforts subsequent to the initial public offering has been placed in the setting up of Company systems and personnel to assist the Company in fulfilling its business plan and to capitalize on the opportunities available to it in the automobile ignition interlock system and related technologies. The Company has expended additional funds on research and development for its existing product line and to develop new opportunities.

         During the period between the end of the third quarter and the Company's first significant sales management has taken some measures necessary to preserve its limited cash resources. Management has laid off approximately half of its work force and management has deferred half of their salary until desired levels of sales are achieved.

                      ALCOHOL SENSORS INTERNATIONAL, LTD.
              NOTES TO CONDENSED FINANCIAL STATEMENTS(CONTINUED)
                                  (UNAUDITED)



PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


         See Footnote E to Financial Statement


ITEM 2.  CHANGES IN SECURITIES

         The Company is authorized to issue up to 3,000,000 shares of Preferred Stock. The Preferred Stock shall be issuable in registered form only without dividend coupons. The Preferred Stock will have the dividend rights, conversion rights, and rights upon liquidation and redemption. The designations of the Preferred Stock shall be as follows: "Series A Cumulative Convertible Redeemable Preferred Stock," "Series B Cumulative Convertible Redeemable Preferred Stock" and "Series C Cumulative Convertible Redeemable Preferred Stock."

         The Regulation 506 Offering unit consists of 2,778 shares of each of Series A, Series B, and Series C Cumulative Convertible Redeemable Preferred Stock. The price per unit is $25,000 with a minimum amount of 20 units and a maximum amount of 100 units.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4.  OTHER INFORMATION

         NONE

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 11

         Exhibit 27

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   ALCOHOL SENSORS INTERNATIONAL, LTD.
                                   (Registrant)


----------------------, 1996       By: /s/
                                       -----------------------------------
                                       Michael A. Sylvester
                                       Treasurer, Chief Financial Officer