Form 10QSB/A
period 1996-09-30
ALCOHOL SENSORS INTERNATIONAL LTD
filed 1996-11-15
CIK 929313

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

      The Company and certain of its officers were named as defendants in an action commenced in the Supreme Court of the State of New York, Orange
County, by two individuals claiming an equity interest in the Company, as well as damages of $18.5 million, based upon a purported agreement with another company, Alcohol Sensors, Inc., with which the claimants, certain officers of the Company and others were affiliated in 1989, and a claim that one of the individuals is the inventor of the technology that the Company is using. The Alcohol Sensors, Inc. company (the company the plaintiff alleges he had an interest in) ceased active operations in or about 1990 and was subsequently dissolved in 1993 by a proclamation of the New York Secretary of State. The action has been moved to the United States District Court for the Southern District of New York. Defendant has submitted its answer and management believes the claims alleged are frivolous and intends to defend the action vigorously, including a demand for sanctions.

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