Form 10KSB
period 1996-12-31
ALCOHOL SENSORS INTERNATIONAL LTD
filed 1997-04-15
CIK 929313

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-SB
                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the fiscal year ended
December 31, 1996                                   Commission File No. 0-26998




                      ALCOHOL SENSORS INTERNATIONAL, LTD.
       -----------------------------------------------------------------
       (Exact name of Small Business Issuer as specified in its charter)



                  New York                                      11-3104480
          ------------------------------                     ----------------
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                       I.D. Number)

         11 Oval Drive
         Islandia, New York                                       11722
         (Address of principal executive offices)               (Zip Code)

         Issuer's telephone number
         including area code:                                (516) 342-1515


Securities registered pursuant to Section 12(b) of the Act:  None


Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $.001
                         -----------------------------

             Class "A" and Class "B" Common Stock Purchase Warrants
             ------------------------------------------------------
                                (Title of Class)

  Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

                      Yes     X                 No
                         ---------                ---------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-SB or any amendment to this Form 10-SB. [X]

Issuer's revenues for its most recent fiscal year:   $40,586.00

Aggregate market value of voting stock held by non-affiliates of registrant as of March 31, 1997: $22,976,474.

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.001 par value 8,416,018 outstanding as of April 10, 1997.

Documents incorporated by reference: Issuer Prospectus dated November 9, 1995 filed pursuant to Rule 424 (b) of the Securities Act of 1933. (Part I)

Item 1.           Business

BACKGROUND

         ALCOHOL SENSORS INTERNATIONAL, LTD. ("ASI" and the "Company") was incorporated in February, 1992 to market and sell its patent pending line of ignition interlock devices to the corporate/commercial and individual markets under the SENS-O-LOCK(TM) brand name. The Company's equipment is designed to detect, evaluate and assist in the prevention of an alcohol impaired driver from operating a vehicle. See, "Patents and Technology".

         Since inception, ASI has been engaged primarily in research and development. In late 1995, the Company's Sens-O-Lock(TM) unit was certified to be in compliance with National Highway Traffic Safety Administration ("NHTSA") guidelines and several individual states including New York, California and Texas. In early Spring of 1996, the Company began shipping its first series of SENS-O-LOCK(TM). In the late Spring of 1996, the Company became aware of inconsistencies in certain integral components manufactured for the Company and other manufacturing, and quality control problems. Despite field testing, these problems were primarily of the type and nature that were not detectable until the product was out in the field in a variety of environments and uses. As a result, in late spring 1996, the Company discontinued manufacturing of the Sens-O-Lock(TM) units.

         Up until the Company had discontinued production, the Company had sold approximately 700 units over a two month period. The Company still has several of its original units in the market that are still in operation today. ASI has recalled the units which have been sold, but not all those units which had been sold were returned.

         While the Company had been manufacturing its initial SENS-O-LOCK(TM), its engineers were conducting research and development on what the Company believed would be its next and improved technology. Management believed that this new technology would antiquate all others that were being utilized at that time, both by its competitors and itself. Rather than re-visiting the present technology and attempting to solve the manufacturing and production difficulties it had experienced, management chose to pursue the path of the new technology since it believed that this would ultimately place the Company in a far better position with regard to its competitors and the overall marketplace of its products. This resulted in the Company writing down inventory in the second quarter of 1996 in the amount of approximately $556,000.00.

         As a result of halting production of its original series, the Company stopped selling its product which resulted in the cessation of revenues. Management determined that the best use of the Company's limited resources would be to research and develop the new technology.

         The development of this new technology, alcohol specific technology
(AST), which was developed in cooperation with a third party with whom the Company has signed an exclusive contract, has taken much longer than had been anticipated. The technology will need to be refined to meet the Company's strictest requirements, before being placed into the production process.

         In determining to pursue this new technology for long term competitive advantages, management considered that the alcohol specific technology would not be available for a number of months. The Company, therefore, spent funds on research and development it previously believed would not be necessary. However, management believes the decision it made was in the long term best interest of the Company. Concurrently, management reduced the Company's workforce and other operating expenses, including deferring management's salaries by approximately 50% until the Sens-O-Lock(TM) is ready for production.

         The new technology for the advanced Sens-O-Lock(TM) product is in the final stages of development. However, during pre-production testing in the earlier part of this year, additional research and development was found to be necessary. This ultimately resulted in a delay in production currently estimated to be several months. The delay period has also allowed engineering time to enhance software requirements for foreign markets bringing these on line concurrent with domestic production.

         The Company continues to evaluate other sensing technologies currently in the industry primarily to ensure that ASI's proprietary technology remains cutting edge and at the forefront of breath alcohol detection.

         Once research and development is completed the Company will begin conducting various tests upon the prototypes that will be built. Afterwards, the product will undergo certification testing. Management believes that a product will be available in the second half of 1997.

         Management believes that Alcohol Sensors International, Ltd.'s products as currently designed will be superior in performance to those of its competitors in many respects, including an alcohol specific sensing technology which remains calibrated, is more accurate and employs a multi-lingual speech guide for user operation.

         The Company is establishing a network of independent representatives and dealers covering most of the Continental United States to sell, install and service its products. The Company's business strategy will concentrate on penetrating three markets - the mandate market by obtaining approval in states which require convicted drunk drivers to install an ignition interlock device after one or more convictions; the voluntary market which includes parents of teenage drivers; and the commercial market comprising fleet owners of truck, buses and taxi fleets.

RECENT DEVELOPMENTS

         In December, 1996 ASI entered into an agreement with American International Insurance Company ("AIIC"), a subsidiary of American Insurance Group ("AIG"). Pursuant to the terms of this Convertible Preferred Stock and Warrant Purchase Agreement, AIIC purchased for $2.5 million, 833,333 shares of Series A Convertible Preferred Stock and 833,333 Warrants to purchase the Company's Common Stock.

         The Preferred Stock is convertible into 555,556 shares of Common Stock (a conversion price of $4.50 per share). The Preferred Stock requires the payment of a dividend of 9%, payable semi-annually in June and December, to AIIC. ASI has the discretion to pay the first four dividend payments in cash or common stock equivalent. Additionally, AIIC received a warrant to purchase 833,333 shares of Common Stock exercisable at any time prior to December 20, 1998 at a purchase price of $5.50 per share.

         Management believes that entering this Agreement with AIIC is significant in that it provided the Company with capital necessary to continue its development of its alcohol specific technology as well as the introductions to insurance companies with which it hopes to develop marketing relationships.

         In October, 1996 the Company, along with Michael Ghazarian, formed a European subsidiary, Alcohol Sensors Europe, Plc for the supervision of all of its manufacturing needs. Mr. Ghazarian is a Director of ASI, as well as the managing director of Digital Vehicle Security Systems, the company that had signed an agreement with ASI to be the exclusive distributor of ASI's products in Europe. With the formation of ASE, Digital Vehicle Security Systems has assigned to ASE its exclusive distribution rights with ASI. ASI is the owner of 80% of ASE, with Mr. Ghazarian owning the remaining 20%.

         Mr. Ghazarian is also the director/owner of Scarico UK, Ltd., with a manufacturing cooperative located in Varese, Italy. It is the intention of the Company to have its products manufactured by Scarico.

         In November, 1996 the Company received an inquiry letter form the Securities and Exchange Commission, Division of Enforcement ("SEC"). The SEC sought the voluntary cooperation of the Company in providing information to the Commission. In December, 1996 the Company responded to the SEC and has not received any further comments or response.

GENERAL DESCRIPTION OF COMPANY'S PRODUCTS
SENS-O-LOCK(TM)

         The SENS-O-LOCK(TM) is an IGNITION INTERLOCK device intended for use in motor vehicles to prevent a person from drinking and driving. The driver of the SENS-O-LOCK(TM) equipped vehicle is required to provide a breath sample before and during the operation of the vehicle. This is accomplished by requiring an Initial Breath Test to start the car, and requiring one or more subsequent breath tests (rolling retests) while operating the vehicle. Should the initial (start-up) breath test FAIL, indicating the driver's breath contains an unsafe level of alcohol, the vehicle will remain interlocked (engine immobilized). If a test is failed while ROLLING, SENS-O-LOCK(TM) will ask the driver to stop the vehicle. After issuing a repeated warning, a sufficient time is allowed for the operator to pull the vehicle over to the side of the road. If the driver continues operating the vehicle, the system will enter the alarm mode, requiring the driver to pull over, STOP the vehicle, and turn the ignition key to the "OFF" position in order to terminate the alarm.

THE EQUIPMENT

         The SENS-O-LOCK(TM) system consists of three components installed in a vehicle. One is the CPU (Central Processing Unit), one is the CCM (Car Control Module) and the third and only major component visible in the vehicle, is the compact and streamlined sensor head which performs breath alcohol analysis. In most installations a small LED display will also be mounted on the dashboard.

         The SENS-O-LOCK(TM) is capable of providing messages in five different languages (English, British English, French, German and Spanish) selectable at the time of installation. The messages are:

1. Please Wait                  6. Rolling Retest Passed, Thank You
2. Please Provide a Sample      7. You May Not Start the Vehicle
3. You May Start the Vehicle    8. Emergency Override, You May Start the Vehicle
4. Please Stop the Vehicle      9. Invalid Sample, Please Wait
5. Please Return For Service   10. Vehicle is Now Locked Out, Call For Service

         Three models will be available, the mandatory unit (model 1100), the voluntary unit (2100) and the commercial unit (model 3100).

DEFINITIONS AND FEATURES OF SENS-O-LOCK(TM)

1. Turn the ignition key to the ON position and you will hear a voice command from your radio's speaker*, "PLEASE PROVIDE A SAMPLE." The LED will display a RED light.

2. You will hear two BEEPS and the LED will flash GREEN with each beep (RED remains on) which is your signal to proceed.

3. First, take a DEEP BREATH, then place your lips completely around the mouthpiece and exhale a steady, forceful stream of air. As you are doing this, you will hear a steady tone and the LED will display a corresponding steady GREEN light (RED remains on). CONTINUE TO EXHALE CONTINUOUSLY UNTIL THE STEADY TONE STOPS AND YOU HEAR TWO BEEPS, INDICATING THE BREATH SAMPLE WAS ACCEPTABLE. The LED will flash GREEN with each beep and then turn off. (RED remains on.)

4. If you PASS, the voice will say, "YOU MAY START THE VEHICLE." You may then turn the key to the start position and drive the vehicle. If you FAIL, the voice will say, "YOU MAY NOT START THE VEHICLE" and you will not be able to start. However, after returning the key to the OFF position you will be able to try again immediately by repeating steps 1 through 4.

         SENS-O-LOCK(TM) 1100 ONLY: The failure of a breath test at start-up will be recorded in the DATA LOGGER and, depending on state law, may constitute a violation of interlock regulations even though SENS-O-LOCK(TM) will not permit you to start.

5. It is important to exhale a steady, forceful stream of air continuously until the steady tone stops and you hear the two beeps. If you stop exhaling before the tone stops, or your steady stream of air is interrupted, you will hear, "INVALID SAMPLE, PLEASE WAIT." This will immediately be followed by the voice command, "PLEASE PROVIDE A SAMPLE." You will hear two BEEPS and may proceed to repeat steps 2 through 4.

6.       Free Restart Allowance:
         Once you pass your initial breath test, you will be able to start and operate your vehicle. If the engine stalls or is temporarily shut off, you may restart the engine within two minutes without the need to provide a new breath sample. However, if the alarm mode is entered due to the failure of a rolling retest, then no free restart will be allowed. The normal start-up sequence must be followed.

7.       Rolling Retests:
         Once you have passed the initial breath test at startup, you will be required to pass at least one rolling retest while driving. SENS-O-LOCK(TM) 1100 ONLY: depending on interlock regulations in your state, one or more rolling retests at fixed or random intervals may be required after you begin driving. SENS-O-LOCK(TM) 2100 ONLY: a rolling retest will occur at a random interval during the first 30 minutes of driving.

         When the rolling retest is requested, you will hear a voice command from your radio's speaker*, "PLEASE PROVIDE A SAMPLE," as when you first start your vehicle. You will hear two BEEPS and the LED will flash GREEN with each beep (RED remains on) which is your signal to proceed.

         You have up to thirty seconds to provide the sample. Take a DEEP BREATH and place your lips completely around the mouthpiece. Then exhale a steady, forceful stream of air, just as you would on initial start-up. As you are doing this, you will hear a steady tone and the LED will display a corresponding steady GREEN light (RED remains on). CONTINUE TO EXHALE CONTINUOUSLY UNTIL THE STEADY TONE STOPS AND YOU HEAR TWO BEEPS, INDICATING THE BREATH SAMPLE WAS ACCEPTABLE. The LED will flash GREEN with each beep then turn off. (RED remains on.)

         Should you not be able to provide a sample within thirty seconds, or your breath sample is not accepted, you will hear "INVALID SAMPLE, PLEASE WAIT." This will immediately be followed by the voice command, "PLEASE PROVIDE A SAMPLE." You will hear two BEEPS and may proceed to try again, but ONLY ONE TIME. If you provide another invalid sample during the rolling retest, or ignore the voice command, SENS-O-LOCK(TM) will direct you to stop driving. You will hear, "PLEASE STOP THE VEHICLE," and SENS-O-LOCK(TM) will allow you sufficient time to safely pull over and turn off the ignition. However, if you continue to drive SENS-O-LOCK(TM) will enter the ALARM MODE, which causes the vehicle's lights to flash and the horn to sound repeatedly until the vehicle is pulled over and the key turned to the OFF position.

         SENS-O-LOCK(TM) 1100 ONLY: The failure of a rolling retest for any reason will be recorded in the DATA LOGGER as a violation of interlock regulations and may subject you to a permanent ignition lockout within five days.

         You will hear a warning message at each startup following such a violation, "PLEASE RETURN FOR SERVICE."

         WHEN YOU PASS THE ROLLING RETEST: you will hear, "THANK-YOU!" and may continue driving.

         IF YOU FAIL THE ROLLING RETEST: you will hear, "PLEASE STOP THE VEHICLE," and SENS-O-LOCK(TM) will allow you sufficient time to safely pull over and shut off the ignition.

8.       Emergency Override:
         If permitted by the interlock regulations in your state, SENS-O-LOCK(TM) has an Emergency Override capability for use in life-threatening emergencies only, allowing the driver to start immediately upon entering the vehicle without providing a breath sample. Under these special circumstances, turn the key to the "ON" position, then press the Emergency Override switch located either under the dash, depending on the installation in your vehicle. You will hear the system acknowledge this action, "EMERGENCY OVERRIDE" and may start the vehicle and drive. However, within two minutes of starting your vehicle, SENS-O-LOCK(TM) will request a rolling retest. Failing the rolling retest or ignoring the request will activate the ALARM MODE. Ask your SENS-O-LOCK(TM) dealer if the system is active in your vehicle and for the location of the Emergency Override switch in your installation.

         SENS-O-LOCK(TM) 1100 ONLY: USE OF THE EMERGENCY OVERRIDE WILL BE RECORDED IN THE DATA LOGGER. This feature should be used only in the event of a life-threatening emergency, and you will be required to show documentation, such as a hospital bill, etc., in order to justify its use to your interlock supervisor.

         SENS-O-LOCK(TM) 1100 ONLY:    LOCKOUTS
         Depending on state law, there are various events that may result in an ignition lockout:

1. FAILURE TO RETURN FOR DATA DOWNLOADING ON SCHEDULE. You have a seven-day grace period. Warning messages will be heard at each startup during this time, "PLEASE RETURN FOR SERVICE," and you should return to have the data downloaded. If you fail to do so by the seventh day, beyond your state's mandatory download schedule, the ignition will temporarily lock out and you will not be able to start your vehicle. When you insert the key and turn it to the ON position, you will hear, "VEHICLE IS NOW LOCKED OUT, PLEASE CALL FOR SERVICE." It will be necessary to have a certified SENS-O-LOCK(TM) technician visit your vehicle, download the data as required by law, and re-enable your ignition. There will be an additional charge for this service. It is your responsibility to properly schedule and keep your download appointments.

2. FAILURE TO RETURN FOR DATA DOWNLOADING WITHIN FIVE DAYS OF INTERLOCK VIOLATION. You have a five day grace period following a violation of interlock rules, such as failing or ignoring the request for a rolling retest, (see #7, above). Warning messages will be heard at each startup following the violation, "PLEASE RETURN FOR SERVICE," and you should make arrangements to have the data downloaded immediately, regardless of when your last download was performed. (Since this is not a regularly scheduled download, there may be an additional charge for this service.) If you fail to do so, by the fifth day following the violation, the ignition will permanently lock out and you will not be able to start your vehicle. When you insert the key and turn it to the ON position, you will hear, "VEHICLE IS NOW LOCKED OUT, PLEASE CALL FOR SERVICE." It will be necessary to have a certified SENS-O-LOCK(TM) technician visit your vehicle, download the data as required by law, and re-enable your ignition. There will be an additional charge for this service.

                               RADIO MUTE FEATURE

When SENS-O-LOCK(TM) requests a breath sample, the BEEPS come from the hand-held sensor head, but the VOICE is routed through the speakers(*) used by your vehicle's audio system (radio, cassette player, etc.) The SENS-O-LOCK(TM) voice is self-amplified and does not require you to have the radio turned on in order to be heard. However, if your audio system is playing, SENS-O-LOCK(TM) will automatically mute it (reduce volume to zero) so that the voice commands can be heard and understood. Muting will continue through each operational sequence until completed. For example, on startup your radio will be muted when the request to "PLEASE PROVIDE A SAMPLE" is heard until the breath test is passed and you hear, "YOU MAY START THE VEHICLE," after which audio output will be restored.

(*) Note: If the vehicle does not have a radio, or the speakers are inoperative, it will be necessary to install a small speaker in order to hear the voice commands.

                                   SLEEP MODE

In order to preserve battery power, SENS-O-LOCK(TM) is equipped with a "sleep mode" feature that reduces power consumption to less than 1ma. when the vehicle is not in use. This is particularly important when the vehicle will be out of service for extended periods of time. Several minutes after you shut off the ignition, the RED LED will turn off, which indicates the system has entered the sleep mode. As soon as the key is turned to the ON position, the system will return to full operational mode as indicated by the glowing RED LED.

                                  LED DISPLAY

In most SENS-O-LOCK(TM) installations, the LED display will be mounted on or just under the dash. Except when in sleep mode, the RED LED will glow at all times, indicating the system is powered and fully operational. The GREEN LED flashes in synchronization with the "beeps" from the sensor head, and glows steadily corresponding to the steady tone heard when providing a proper breath sample. This provides visual reinforcement to the audio signals and is an aid to the hearing impaired. Once the breath test is passed, the GREEN LED will turn off.

PRODUCT MODELS

                  (A) SENS-O-LOCK(TM) 1100 SERIES - MANDATED INSTALLATION

         The Company intends to market a Breath Alcohol Ignition Interlock Device, which meets or exceeds issued standards published by the National Highway Traffic Safety Administration and certification standards in thirteen states including the New York pilot program and the California mandate program. The SENS-O-LOCK(TM) device is trademarked as a brand name and ASI is the assignee of a filed patent application currently pending in the U.S. Patent and Trademark Office for its alcohol sensing device. Although management believes a patent will issue, there is no assurance that such patent will issue or that upon issuance such patent will sufficiently protect it from competitors or that its technology will not be challenged by existing competitive patents issuable in the future.

         ASI's SENS-O-LOCK(TM) 1100 limits the ability of impaired drivers to start their vehicles and helps to keep them off the road. This product series was designed for state mandated use by convicted -- driving while intoxicated ("DWI") -- offenders who are court ordered to install the interlock device in their auto and maintain monitoring of data stored in the device every 60 days or subject to the requirements of the respective jurisdiction. More than half the states have enacted laws requiring mandated installations following DWI conviction.

                  (B) SENS-O-LOCK(TM) 2100 SERIES - VOLUNTARY INSTALLATIONS

         This model is a variation of the 1100 Series and is designed for individuals who voluntarily desire the equipment's protection. Aside from the safety and moral considerations, in the future a SENS-O-LOCK(TM) installation may afford car insurance premium discounts as some carriers are currently considering promoting discounts for drivers who install an interlock device. The main difference between this unit and the 1100 Series is that the data logger is optional in the 2100 Series.

                  (C) SENS-O-LOCK(TM) 3100 SERIES - COMMERCIAL INSTALLATIONS

         This model also varies from the 1100 Series because it has been designed for the corporate/commercial market, particularly operating fleets of road vehicles including trucks, taxis, car rentals, company cars, ships, trains, worksites and similar other groups. All of the same advantages as in the other series including possible insurance benefits are applicable to commercial installations.

         Based on the strong interest that SENS-O-LOCK(TM) has received at trade shows, solicitations from foreign and domestic sources for distribution licenses, and its presentations to departments of transportation in many states management believes it can capture significant percentages of the ignition interlock market. (See "Government Regulation".)

MANUFACTURING AND MATERIALS

         The Company will utilize the services of its European subsidiary, Alcohol Sensors Europe, Plc. (ASE), which was formed in October, 1996 (see Marketing and Distribution section), for the supervision of all of its manufacturing needs. The manufacturing process consists of component assembly and systems integration of electronic and mechanical parts, which are then encased in a high impact plastic package. Component availability is subject to various lead times. The Company has also designed and developed the software necessary for the operation of its ignition interlock system. ASI maintains internal product controls which consist primarily of prototype production, test engineering, materials purchasing and quality control of its prototypes. The Company believes that its manufacturing arrangements are sufficient to satisfy anticipated future demands.

         The Company purchases and organizes the purchase of sensing components for its interlock system from third party vendor suppliers, who then ship the materials to ASE. The components are then assembled and packaged into the final product for shipment to end users pursuant to the Company's instructions.

         Having ASE supervising the manufacturing process will provide ASI with quality control. The manufacturing will be performed by Scarico UK, Ltd. Michael Ghazarian, a Director of ASI is also the director/owner of Scarico.

         ASI believes high product quality will be an integral part of its products ultimate success in the voluntary and commercial markets and a prerequisite for approval by states in the mandate market. The Company's subsidiary, ASE, will be responsible for production and quality control. The Company will periodically test manufactured products on a random basis, at its distribution facilities or where it believes necessary and proper testing can be accomplished.

INSTALLATION AND SERVICE

         ASI has established a network of 15 independent representatives covering most of the United States which is divided into 16 exclusive territories. The representatives are responsible for the selection of entities who will act as the Company's State Operations and Certification Centers ("SOCC") (see SOCC discussion). The representative's responsibilities also include the recruitment and appointment of qualified, authorized independent dealers. All appointments within their territories are in accordance with the Company's instructions and specifications. Each appointed dealer signs an agreement with the Company which designates the dealer as either "Certified" or "Retail". Certified dealers are specifically equipped to sell, install and service the Company's products to the mandate market in addition to ASI's other target markets. Retail dealers have no mandate market responsibility and are limited to marketing and installation solely in the voluntary and commercial markets. All SOCC entities also sign ASI's Certified Dealer Agreement with an added Supplement which further defines their role beyond the regular activities of a certified dealer. See "Marketing and Distribution".

         State Operations and Certification Centers ("SOCC") - These entities will play a key role and assume major responsibilities in maintaining communications and providing assistance to authorized ASI dealers and the Motor Vehicle Departments or other appropriate authorities in its state of operation. They will obtain, review and provide explanation of the respective state laws concerning interlock device installation, updating knowledge and data bases and keeping authorized dealers abreast of current information.

         The SOCC is charged with responsibility to train all dealer/installer personnel in the knowledge, application and explanation of the product, applicable state laws, and the installation, downloading and servicing of SENS-O-LOCK(TM) in accordance with ASI guidelines and state laws. SOCC personnel will conduct training on its premises to installers and other employees of authorized dealers within its territory using a curriculum and materials developed by ASI.

         SOCC will initiate procedures necessary to have an interlock installed in a motor vehicle after receiving notification from the court or probation department. These procedures will include notifying the installing dealer and the probationer, facilitating an appointment to install the device and train the driver(s) about the proper use of the interlock device, notification to ASI and state authorities upon completion of installation, and the keeping of accurate and permanent data records and serial numbers for each device installed within its territory.

         SOCC will collect data downloaded by authorized dealers from vehicles within its territory and will be responsible to transmit this data to the appropriate state authorities. This data is deemed confidential and is furnished only to designated state authorities and/or ASI headquarters. This data is encrypted and only SOCC's have translation software.

         SOCC will be expected to maintain an inventory of spare parts, instruction and installation manuals and other applicable components required to support the dealers and anticipated installations within its territory. These will be provided by ASI and will also include specialized training equipment and proprietary information to assist SOCC in the performance of its duties with ASI bearing the reasonable cost of any special training and equipment. The SOCC trains the dealers in their respective territories at their cost.

         SOCC shall receive a fee for each installed SENS-O-LOCK(TM) 1100 Series within its territory from its mandate dealer network as an administrative fee. The SOCC may concurrently operate as a certified installer dealer if it also elects to act in that capacity.

         The Company presently has twelve operation centers in ten states.

         Authorized Dealer Installation Locations - All authorized dealer locations are selected and certified by ASI. Certification requires that they be financially sound and responsible with a successful history of automotive aftermarket installations. The SENS-O-LOCK(TM) is installed only by ASI's trained and certified installers who have completed a comprehensive course given by the Company's SOCC either at the dealer's location or at the SOCC site as part of their dealer agreement. The installation process, by ASI trained and certified installers, should take approximately one hour.

         These locations are equipped with the necessary equipment to ensure proper installation and the installation area is secured to prevent unauthorized persons from observing or accessing secured items such as tamper seals and installation instructions. Prior to installation, the vehicle is screened for mechanical and electrical conditions that may interfere with device's functioning. The installation site maintains all records of their interlock customers, which are sent to the SOCC.

         The Company provides support to the states and the dealer/representatives through its SOCC in the following manner:

         (1) Operating a communication system via a long distance telephone carrier with a modern digital telephone switch network to communicate by electronic mail with the installation centers, the probation departments and others interested in the automotive interlock program.

         (2) Providing educational information and documents to the courts, installers, probationers and their families, to create awareness that an automotive interlock device may prevent DWI.

         (3) Providing probation departments with a decoding program for downloading encrypted information.

         (4) Acting as an intermediary between the probation departments, probationers and installers with bi-directional communication among all parties.

         (5) Maintaining national TOLL FREE NUMBERS twenty-four (24) hours a day, seven (7) days a week.

MARKETING AND DISTRIBUTION

         The Company's marketing strategy will initially concentrate on product sales to the voluntary and mandate markets. Thereafter the Company will attempt to penetrate the commercial vehicle markets. According to the U.S. Department of Justice - Bureau of Judicial Statistics - there were approximately 1,250,000 U.S. DWI convictions during 1992 including first time convictions and repeat offenders.

         The Company intends to market and sell its products through an independent Dealer-Representative Network and direct sales. The Company has not conducted any test marketing programs to date. The Company has entered into exclusive ignition interlock Representative Agreements with 15 independent representative firms covering specific territories throughout the United States, which the Company believes affords sufficient sales coverage in most states. Their responsibilities include the selection of entities for the Company's State Operations and Certification Center, appointment of dealers including automotive chains, auto stores, repair stations, auto specialty retail stores and alarm and radio installers, all of whom would sign Dealer Agreements, and thereafter receive Company training to sell, service and install the SENS-O-LOCK(TM) system in customers' vehicles. These agreements generally contain provisions for a one year term with annual renewable, terminable without cause upon 30 days written notice by either party and automatically terminable for cause if the representative breaches various specific contract conditions. Representatives will receive 5% net commissions against gross sales on all product sales made in the representatives' territory through dealers.

         The Company has entered into agreements with dealers nationwide who were recruited by their territorial representative and/or ASI directly. ASI or its SOCC's trains all dealers to sell, install and service its products. Dealers are designated as either "Certified" or "Retail". (See "Installations and Service".)

         The Company intends to continue its participation in trade shows, advertise in trade journals, hold seminars and prepare a variety of instructional aids to introduce its products and to educate potential users, representatives and dealers.

         The Company has prepared judicial/legal information packages and video tapes for distribution as permitted by state regulatory authorities to court officers. These include the American Association of Motor Vehicle Administrators, the National Association of Governors Highway Safety Representative, the National District Attorney Association and the American Probation and Parole Association. The Company has continuing contact with organizations interested in improving highway safety.

         The Company will provide a renewable one full year warranty for parts and labor on SENS-O-LOCK(TM) for mandate market installations. A full product warranty on parts and labor for the voluntary and commercial markets is given for 90 days from installation by an authorized dealer. Servicing for the systems during and beyond the warranty period will be provided by the Company's authorized dealers. There is no assurance that dealers will provide satisfactory service.

         ASI signed an exclusive Dealer/Distributor Agreement with a United Kingdom company, Digital Vehicle Security Systems ("DVSS"), in October, 1993 to cover potential marketing and sales in the European market which agreement was re-affirmed in May, 1996 and subsequently assigned to ASE. The Company intends to identify and pursue the same markets in Europe as it has done domestically. The Company is unaware of foreign government regulatory compliance requirements, if any, at this time.

         ASE was formed in October 1996 by ASI and Michael Ghazarian (a member of the Company's Board of Directors), and the managing director of Digital Vehicle Security Systems. ASE is owned 80% by ASI and 20% by Michael Ghazarian. ASE was formed primarily as an opportunity for ASI to control its own manufacturing and distribution processes.

         Michael Ghazarian in July, 1996 executed a Consulting Agreement with the Company whereby Mr. Ghazarian was to assume responsibility for all mold making and tooling for the Sens-O-Lock(TM) and the production process; from establishing the final design through the manufacturing of initial and ongoing production of Sens-O-Lock(TM) devices. Mr. Ghazarian is also a director/owner of Scarico UK Ltd. At present, it is the intention of the Company to have its products manufactured by Scarico. The term of this agreement was fro six (6) months with a consulting fee of $100 per month. All inventions and patents developed by Mr. Ghazarian during the term of this agreement were to be assigned to ASI. The Company would own all molds and tooling upon payment of same to Mr. Ghazarian.

WEATHEREYE(TM) HEADLIGHT MANAGEMENT SYSTEM

         In August, 1996, the Company entered into an agreement with a corporation that is owned by Joseph M. Lively, Esq., a member of the Company's Board of Directors. Mr. Lively, along with others, invented a certain technology which automatically turns on the headlights of automobiles to varying capacities daytime running lights, as well as automatically putting on the vehicles headlights and taillights on at full capacity when the windshield wipers are turned on. The Company is marketing this technology under the name of WeatherEye Intelligent Headlight Management System.

         Pursuant to the terms of this agreement the Company has the right to modularize the original system which was developed. ASI was granted the exclusive right to distribute the products to the new and used car dealers in the United States as well as the non-exclusive right to distribute in other world-wide markets.

         The Company will pay the corporation owned by Mr. Lively a royalty on each modularized unit sold ranging from $0.19 to $2.00 depending on the unit sold.

         In its attempt to expand its market potential, the Company has modularized the various components that comprise the WeatherEye Headlight Management System. The rationale was that certain features of the WeatherEye, such as daytime running lights, were being included on newer car models.

         Believing that consumers would be reluctant to purchase a headlight management system that contained a feature that was standard equipment on their vehicle was the catalyst for the modulazation of WeatherEye.

         The consumer now has the ability to select certain or all of the features which the WeatherEye Headlight Management System can provide, by way of a modular system.

         Daytime running lights have been proven as an effective means in reducing accidents. Insurance companies have realized this and many offer premium discounts to drivers whose autos are equipped with this feature.

         Many states require the headlights and taillights to be put on when the windshield wipers are in use. The WeatherEye puts these lights on automatically when the windshield wipers are turned on and turns them off automatically when the wipers are turned off.

         Additionally, since WeatherEye "thinks" for itself, you will not have to be concerned about discovering a dead battery as a result of leaving your lights on. When the ignition is turned off, all the vehicle's lights are automatically shut off. According to the American Automobile Association, they made 27.5 million service calls due to dead batteries in 1995.

         WeatherEye Headlight Management System is a system which provides the safety of daytime running lights not just in daytime, but around the clock, automatically adapting to the safest setting for any driving condition. It automatically performs all the following function:

    in daylight, headlights are on at reduced power whenever the vehicle is running;

    at dusk, headlights are raised to full brightness, dash and taillights are on;

    when wipers are switched on, headlights are raised to full brightness, dash and taillights are on;

    when wipers are switched off, headlights are raised to full brightness and all others automatically adjust to appropriate intensity;

    when the ignition is turned off, all lights go off

    and valet - lights remain on for 45 seconds after vehicle is turned off.

GOVERNMENT REGULATION

         The Company intends that its Sens-O-Lock(TM) products comply with the Federal Department of Transportation's issued standards published by NHTSA and varying state certification standards where its breath interlock devices will be certified. On April 7, 1992 NHTSA published a notice which set forth its newest model specifications for the performance and testing of breath interlock devices. The Company's original SENS-O-LOCK(TM) device had been certified as meeting the government's standards. More than thirty five (35) states including the largest populated states such as California, Texas and New York have either passed interlock legislation or administrative directives. ASI's first series of SENS-O-LOCK(TM) devices had received certification in twelve (12) states - California, Florida, Georgia, Kansas, Maryland, Michigan, Minnesota, Nebraska, New York, Oklahoma, Utah and Missouri. The Company's primary marketing efforts will focus on California, New York metropolitan area and Texas. Certification standards vary by jurisdiction and are only applicable to the products installed pursuant to court ordered installations.

RESEARCH AND DEVELOPMENT

The Company believes that it must enhance its existing products and develop new products in order to maintain its competitive position. The Company's ongoing product research activities will include refinement and improvement of current products and the development of new product options and features. The Company intends to continue to provide for research and development, including the hiring of additional qualified engineering, production and technical personnel and setting up laboratory facilities. During 1996, ASI spent approximately $913,000 on research and development.

PATENTS AND TRADEMARKS

         On November 24, 1994 and March 8, 1995 the Company acquired all rights, title and interest from the inventors, its in-house engineers, of the ignition interlock technology, its methodology, design and two pending patent applications, covering such methodology and design. These patents were filed in November, 1994 and January, 1995, respectively covering the Company's products. The Company has agreements with its engineers that any and all technologies, design and methodologies will be assigned to the Company. While ASI believes that the applications relate to patentable devices or concepts, there can be no assurance that patents will issue, or that any patents issued can be successfully defended. The Company has also obtained trademarks to protect the SENS-O-LOCK(TM) brand name of its products. ASI relies on a combination of patent, trademark, trade secret laws, confidentiality, non-disclosure and other contractual agreements and technical measures to protect its proprietary rights. There can be no assurance that the Company's efforts to protect such rights will be successful.

INSURANCE

         The Company maintains liability insurance with coverage limits of $1,000,000 for each occurrence and $2,000,000 in the aggregate along with an additional $7,000,000 umbrella policy. The Company believes that such coverage is adequate for its products, and although it does not anticipate any liability claims, there is no assurance that claims will not arise in the future, or that any damages or costs associated with these claims will not exceed the available insurance coverage limits.

COMPETITION

         The industries and markets in which the Company operates are highly competitive. Some of the Company's competitors may have substantially greater financial resources, larger research, development and sales staffs and greater name recognition than the Company, and who may introduce new or improved products in the future.

         Market participants must compete on many fronts, including development time, engineering expertise, product quality, performance and reliability, price, name recognition, customer support and access to distribution channels. While the Company believes that it will be able to compete favorably primarily through product quality, technical excellence and customer service, there is no assurance that the Company will be able to compete successfully or develop competitive products in the future.

EMPLOYEES

         As of December 31, 1996, the Company had 14 full time employees, including its officers, 3 administrative personnel and 2 sales personnel. None of the Company's employees is represented by a collective bargaining agreement nor has the Company experienced any work stoppage. The Company believes its relationship with its employees is satisfactory.

Item 2.           Properties

         The Company leases a 10,000 square foot facility pursuant to a five year lease with a five year option to renew, at an annual rental of $85,000 for the first year with yearly five (5%) percent increases thereafter.

Item 3.          Legal Proceedings and Settled Litigation

      The Company was named as a defendant in an action commenced in the United States District Court for the Eastern District of New York in July 1996. The plaintiff is seeking $9 million in damages plus 100,000 shares of Company's stock, alleging he performed certain work for the Company as an independent contractor and was never compensated for the services he performed. The Company's position is that the plaintiff in this action failed to provide the services as contracted and was not entitled to receive any payment. Defendant has submitted it answer and management believes the claims alleged in this lawsuit are frivolous and is defending the action vigorously. At this time, it is too early to determine the outcome of this action and, therefore, the Company has not made any provision in its financial statement.

      The Company and certain of its officers were named as defendants in an action commenced in the Supreme Court of the State of New York, Orange County, by two individuals claiming an equity interest in the Company, as well as damages of $18.5 million, based upon a purported agreement with another company, Alcohol Sensors, Inc., with which the claimants, certain officers of the Company and others were affiliated in 1989, and a claim that one of the individuals is the inventor of the technology that the Company is using. Management agreed to settle this action in February, 1997, subject to the approval of the Court, for a total of 315,000 shares of the Company's common stock and certain members of management have agreed to donate their private shares to provide for the settlement. At December, 1996, the Company has accrued approximately $1,144,000 in connection with this settlement.

      The Company and certain of its officers were named as defendants in an action commenced in the United States District Court for the Eastern District of New York in March 1996, by a stockholder seeking $2 million in alleged damages as a result of the Company's handling of a prior action, BARRY BEYER, ET AL V. ALCOHOL SENSORS INTERNATIONAL, LTD., ET al. This previous action was settled for a total of $382,675. In connection therewith, certain members of management contributed 55,672 of their private shares of stock to the Company along with $107,642. As a result of the Beyer settlement, management believes this settlement renders the claims of the present action without merit and is vigorously defending the action.

      This Company was served with a Demand to Arbitrate and a Statement of Claim by a former individual who had performed engineering services for the Company on a consulting basis. Claimant was seeking $650,000 and 114,449 shares of stock in damages. The Company settled this matter in a Mediation Conference and has agreed to transfer to Claimant 27,500 shares of stock in full satisfaction of all claims in this action. This matter was settled in April 1997 and the Company has accrued approximately $65,000 at December 31, 1996.

         The Company was recently served with a Demand to Arbitrate by a former employee. Claimant is seeking $75,000 and approximately 36,000 stock options as damages. The Company has recently filed its answer to this demand. At this time, it is too early to determine the outcome of this action and therefore the Company has not made any provision in its accompanying financial statements.

Item 4.         Submission of Matters to a Vote of Securities Holders

         *None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Since January 1, 1996, the Company's Units comprised of two shares of common stock and one Class "A Warrant and 1/2 Class "B" Warrant, have been traded on the Nasdaq SmallCap Market ("Nasdaq"). The common stock and warrants did not trade separately until August 9, 1996 when same became detachable. The following table sets forth the high and low prices for the Units during the period indicated:

PERIOD ENDED                               HIGH                      LOW
January 1, 1996 through
March 31, 1996                            18 1/4                      12

PERIOD ENDED                               HIGH                      LOW
April 1, 1996 through
June 30, 1996                               20                      11 3/4

PERIOD ENDED                               HIGH                      LOW
July 1, 1996 through
August 8, 1996                            15 3/4                      8

         On August 8, 1996, the closing price of the Units was $9.19

         Following the separation of the unit, the shares of common stock and Class A and Class B Warrants were individually traded on the Nasdaq SmallCap Exchange. The table set forth below indicates the highs and lows for the common stock, A and B Warrants.

PERIOD ENDED                                HIGH                      LOW
August 9, 1996 through
September 30, 1996
Common Stock                               4 7/8                    2 13/16
A Warrant                                  2 5/8                      5/8
B Warrant                                  1 3/8                      1/2

PERIOD ENDED                                HIGH                      LOW
October 1, 1996 through
December 31, 1996
Common Stock                               4 5/16                    2 5/8
A Warrant                                  2 1/8                     13/16
B Warrant                                  1 9/16                     1/2

PERIOD ENDED                                HIGH                      LOW
January 1, 1997 through
March 31, 1997
Common Stock                               7 1/4                     3 3/8
A Warrant                                  3 3/8                       1
B Warrant                                  2 3/8                      7/8

         Common Stock shareholders of record on March 31, 1997, excluding the exact number of beneficial owners whose securities are held in street name, are approximately 400, including holders in street name.

Dividend Policy

         No dividends have been declared on the Company's common stock through March 31, 1997 and the Board of Directors has no current intention to declare or pay dividends on the common stock in the foreseeable future. The Company will pay a dividend of 9% semi-annually in June and December on its Series A Preferred Stock payable in cash or in stock, which was issued to American International Insurance Company pursuant to the terms of the Convertible Preferred Stock and Warrant Purchase Agreement, dated December 20, 1996.

Item 6. Management's Discussion and Analysis Results of Operations and Financial Condition

GENERAL

         Since the Company's founding in February, 1992 it has been engaged primarily in the research, development and design of an innovative technologically advanced ignition interlock system to detect various intoxication levels of motor vehicle drivers.

         In late 1995, the Company's Sens-O-Lock(TM) unit was certified to be in compliance with National Highway Traffic Safety administration ("NHTSA" Guidelines). In the early Spring 1996, the Company began shipping its first series of Sens-O-Lock(TM). At a point in the late spring, ASI became aware of inconsistencies in certain integral components manufactured for the Company and other manufacturing and quality control problems. These were problems which ASI did not become aware of until the units were actually in the field and being used. After verifying these problems, the Company immediately suspended production and instituted a recall.

RESULTS OF OPERATIONS

         Year Ended December 31, 1996 and December 31, 1995

         The Company had revenues for the year ended December 31, 1996 of $40,586. The Company had revenues for the year ended December 31, 1995 of $68,559.

         The Company's loss from operations for the year ended December 31, 1996 was $6,161,934 as compared to $3,370,307 for the twelve months ended December 31, 1995, an increase of $2,791,627, or 83%. Expenditures on research and development increased to $913,456 for the period compared to $894,793 for the prior period, an increase of $18,663, or 2%. General and administrative expenses increased to $3,101,571 for the period compared to $1,512,938 for the prior period, an increase of $1,588,633 or 105%. The increase in general and administrative expenses are a result of the Company's efforts to develop a distribution network, begin marketing efforts for its Sens-O-Lock(TM) products and for the relocation and expansion of its corporate offices. The Company incurred costs relating to the hiring of marketing and selling personnel and other marketing costs, increased rental costs and administrative personnel in its corporate offices and an increase in overhead costs such as insurance, telephone and utilities.

         For the year ended December 31, 1996 the Company recorded litigation settlement expenses of $1,591,496, which were substantially funded by shares donated by the principal shareholders as compared with $990,000 for the year ended December 31, 1995.

         In connection with problems encountered with the contract manufacturer of its initial Sens-O-Lock(TM) units, the Company wrote off certain inventory, aggregating approximately $556,000. The Company presently has an inventory of approximately $287,000, after all writedowns. The Company is now placing its efforts and resources toward the manufacturing of its new Alcohol Specific Technology Sens-O-Lock(TM) (AST); representing the Company's future.

         Interest income for the year ended December 31, 1996 was $82,538 resulting from investing the net proceeds of the Company's initial public offering as compared with $22,028 from the previous year. The Company incurred interest expenses of $41,747 in 1996 as compared to $276,608 in the prior year, resulting from the debt reduction of discounts and deferred financing fees related to its private placement in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         From inception through September 30, 1995, the Company financed its operations primarily from private placements of equity and debt securities totaling approximately $2,500,000. On November 9, 1995, the Company successfully completed its initial public offering selling 1,000,000 Units, each comprised of two shares of common stock, one redeemable Class "All common stock purchase warrant exercisable after November 9, 1996 at $3.75 per share and 1/2 redeemable Class "B" common stock purchase warrant exercisable after November 9, 1996 at $5.00 per share. On December 19, 1995 the Underwriters' overallotment option of 150,000 Units was exercised in full. The Company's net proceeds from its initial public offering were approximately $5,800,000. In 1996, the Company received $436,000 from the exercise of warrants. The Company has loans and accrued interest to officers of approximately $300,000 which it intends to repay from cash generated from operations. The Company has obtained a $500,000 line of credit with Bank of New York at 5.25% as secured by a $500,000 Certificate of Deposit.

         As a result of the Company's decision to halt production and shipment of its original interlock series, ASI had, in effect, no stream of revenues. The Company halted production due to problems and anomalies that were encountered during the manufacturing process, performed by third party contractors. The Company wrote off approximately $556,000 of inventory in the second quarter of 1996 as a result of these problems. This, coupled with the cost of the research and development of the alcohol specific technology, created a strain on the Company's financial situation.

         In approximately October, 1996, the Company found it necessary to look for additional funding. It was management's original intent to raise $2.5 million by means of a 506 offering. ASI had taken significant steps in obtaining raising the necessary capital by this route when it was presented with the unique opportunity to obtain this funding from a large insurance company.

         In December 1996, the Company completed a transaction with American International Insurance Company (AIIC), a subsidiary of American International Group, whereby AIIC made a $2.5 million investment in ASI in return for Convertible Preferred Stock and Warrants.

         This capital infusion has allowed the Company to continue its research and development with regard to the alcohol specific technology and to purchase components for the manufacture of the Company's products and to continue Company operations.

         Management believes that its current cash investments and future funds from the sale of its WeatherEye products will be sufficient to operate the Company through the end of 1997. In order to preserve its cash, management substantially reduced its operating expenses and deferred approximately 50% of management's salaries.

         The Company has established a plan of operations in which it intends to purchase raw materials, components and manufacturing services to complete units which will be sold to the Company's dealer network. The Company intends to fund research and development, including engineering personnel costs, laboratory equipment purchases and rental costs and independent laboratory testing services. The Company may find the need to raise additional capital for purposes of continuing operations, to obtain components parts and for manufacturing. Management believes that this subject should be addressed at the completion of the research and development stage of the interlock device. There can be no assurance that such capital will be available on terms acceptable to the Company on a timely basis or at all.

       The Company has completed its renovation for office space, furnishings and equipment, as well as having established a networked management, inventory control, and customer and fulfillment information systems. The Company's efforts subsequent to the initial public offering have been focused toward the setting up of Company systems and personnel to assist the Company in fulfilling its business plan and to capitalize on the opportunities available to it.

Item 7            Financial Statements

         See Financial Statements annexed.

Item 8. Changes and Disagreement with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                                         PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

         The following table lists the current directors and executive officers of the Company:


                NAME                            AGE                      POSITION
        Robert B. Whitney                       56           Chief Executive Officer, President
                                                                   and Director

        John T. Ruocco                          49           Sr. Executive Vice President and Director

        Michael A. Sylvester                    58           Vice President, Chief Financial Officer,
                                                                   Treasurer and Director

        Steven A. Martello                      41           Vice President, Chief Operating Officer and
                                                                   Director

        Michael Ghazarian                       33           Director of Production and Manufacturing
                                                                   and Director

        Joseph M. Lively                        41           Corporate Counsel and Director

        J. Ernest Hansen                        58           Director


         Each director is elected for a one year term or until his successor is elected and shall have qualified. The Board serves as a nominating committee for new directors and as a compensation committee. Each officer of the Company is elected by the Board of Directors.

ROBERT B. WHITNEY, CHIEF EXECUTIVE OFFICER, PRESIDENT AND DIRECTOR

         Robert B. Whitney has been Chief Executive Officer, President and a Director of the Company since inception. Mr. Whitney along with John T. Ruocco developed and filed a patent application on ASI's alcohol sensing device. From 1985 through January, 1987, Mr. Whitney was vice president and a founder of Nycom Telecommunications, Inc., a New York based public company engaged in selling long distance operator assisted telephone services. From January, 1987 through 1989 he was a director of marketing and sales for United Artists Telecommunications, Inc. From 1992 to the present he has been engaged in the development of ASI's business and technology as an officer of the Company.

JOHN T. RUOCCO, SR. EXECUTIVE VICE PRESIDENT AND DIRECTOR

         John T. Ruocco has been Executive Vice President and Director of the Company since inception. From 1985 through January, 1987 he was President and a founder of Nycom Telecommunications, Inc. From January, 1987 through 1989 he was employed by United Artists Telecommunications, Inc., assisting that company in its entry to the New York telecommunications industry. From 1992 to present he has been engaged in the development of ASI's business and technology as an officer of the Company.

MICHAEL A. SYLVESTER, VICE PRESIDENT, CHIEF FINANCIAL OFFICER, TREASURER AND DIRECTOR

         Michael A. Sylvester has been an Officer and Director of the Company since inception. From 1983 through 1995 he had been CEO and President of M & S Chevrolet. At present he remains President of M & S Chevrolet and an officer of Morning Star Ford and a partner in the real estate firm of Perry Realty, all located in Highland, New York.

DR. STEVEN A. MARTELLO, VICE PRESIDENT, CHIEF OPERATING OFFICER AND DIRECTOR

         Dr. Steven A. Martello has served in the capacity of Chief Operating Officer and a Director since July, 1992. From 1984 to 1990 he was engaged as a deputy to the Director of Presidential Advance Operations with the White House. He has held various corporate management positions including that of Vice President at Worldlink Information Systems, Inc. and at companies including General Mills, Inc. and Dr. Martello has served as a director of the Industry Advisory Board to the American Association of Motor Vehicle Administrators *("AAMVA") , assisting in liaison with Department of Motor Vehicle Commissioners and industry.

MICHAEL GHAZARIAN, DIRECTOR OF PRODUCTION AND MANUFACTURING AND DIRECTOR

         Mr. Ghazarian is Managing Director of Digital Vehicle Security Systems in Chesham Bucks, U.K. Digital Vehicle Security Systems is a Manufacturer/Distributor of Name Brand and O.E.M. electronics products for the Automotive Industry, including Security Systems, and automotive components. In addition to systems sold under Digital's own brands GUARDIAN and FIGHTER, and distributed in twenty seven countries, Digital provides product on an O.E.M. basis to Toyota, Ford, BMW, LDV, Daewoo, Suoda, Philips and Proton. Mr. Ghazarian also holds the position of Managing Director of Scarico, U.K., Ltd. Scarico is a Manufacturer/Distributor of key sub-assemblies and components for the White Goods (electric appliances) Industry, such as motors, switch panels, doors, locking assemblies. These products are sold on an O.E.M. basis to major appliance manufacturers including Whirlpool, Zanussi, Vailiant, Creda and Ariston. Mr. Ghazarian currently holds the position of Managing Director of ASE, Plc.

JOSEPH M. LIVELY, CORPORATE COUNSEL, DIRECTOR

         Mr. Lively has served as the Company's Corporate Counsel since October 1995, originally as an outside counsel. Mr. Lively was in private practice prior to becoming the Company's in-house counsel. He is admitted to practice in New York and the federal courts for the Southern and Eastern Districts of New York.

J. ERNEST HANSEN, DIRECTOR

         J. Ernest Hansen is President of American International Insurance Company, American International Insurance Company of California, Inc., Minnesota Insurance Company, AIG Marketing, Inc. and New Hampshire Insurance Services, Inc. He has worked for twenty-five years within the property and casualty insurance industry. Most recently, before joining AIG in 1990, he was part of the Tillinghast management consulting practice and, prior to that, managed the National General Insurance Company, a mass marketing personal lines insurer. His career includes work in commercial insurance and reinsurance, domestic and overseas, as well as personal lines.

Item 10. Executive Compensation

         The following table summarizes the compensation earned by the Chief Executive Officer and one other executive officer who earned compensation of approximately $100,000 for the last fiscal year:

                                          SUMMARY COMPENSATION TABLE
                                                            Salary          Bonus         Other Annual           Long Term
       Name and Principal Position            Year            ($)            ($)          Compensation          Compensation
------------------------------------------ ----------- ------------------ ----------- --------------------- ---------------------
Robert B. Whitney, CEO                        1996          $99,944           -                -                     -
John T. Ruocco, Sr. Exec. VP                  1996          $99,944           -                -                     -

EMPLOYMENT AGREEMENTS

         Robert B. Whitney and John T. Ruocco are each employed under a three-year agreement, effective January 1, 1996, with a base annual salary of $99,944. The term may be extended an additional two years by mutual consent. They may each also receive annual bonuses at the sole discretion of the Board of Directors of the Company, based upon the financial and operating performance of the Company. The Board has not authorized any bonuses as of this time. Both officers have executed non-competition and non-solicitation agreements with the Company covering the two years following termination of employment.

1995 STOCK OPTION PLAN

         The Company has adopted, the Company's 1995 Incentive Stock Option Plan ("Plan") . The Board believes that the Plan is desirable to attract and retain executives and other key employees of outstanding ability. Under the Plan, options to purchase an aggregate of not more than 600,000 shares of Common Stock may be granted from time to time, of which 300,000 are allocated for employees and 300,000 options are allocated for outside directors and consultants to the Company.

         The Plan is administered by the Board of Directors which may empower a committee of directors to administer the Plan. The Board is generally empowered to interpret the Plan, prescribe rules and regulations relating thereto, determine the terms of the option agreements, amend them with the consent of the optionee, determine the employees to whom options are to be granted, and determine the number of shares subject to each option and the exercise price thereof. The per-share exercise price for incentive stock options ("ISO") and for non-qualified stock options ("NQSO") will not be less than the greater of $3.00 per share or 100% of the fair market, value of a share of the Common Stock on the date the option is granted (110% of fair market value on the date of grant of an ISO if the optionee owns more than 10% of the Common Stock of the Company). Upon exercise of an option, the optionee may pay the purchase price with previously acquired securities of the Company, or at the discretion of the Board, the Company may loan some or all of the purchase price to the optionee.

         Options will be exercisable for a term determined by the Board, which will be not greater than ten years from the date of grant. Options may be exercised only while the original grantee has a relationship with the company which confers eligibility to be granted options or within three months after termination of such relationship with the Company, or up to one year after death or total and permanent disability. In the event of the termination of such relationship between the original grantee and the Company for cause (as defined in the Plan), all options granted to that original optionee terminate immediately. In the event of certain basic changes in the Company, including a change in control of the Company (as defined in the Plan) , in the discretion of the Committee, each option may become fully and immediately exercisable. ISOs are not transferable other than by will or the laws of descent and distribution. NQSOs may be transferred to the optionee's spouse or lineal descendants, subject to certain restrictions. Options may be exercised during the holder's lifetime only by the holder, his or her guardian or legal representative.

         Options granted pursuant to the Plan may be designated as ISOs, with the attendant tax benefits provided under Section 421 and 422 of the Internal Revenue Code of 1986. Accordingly, the Plan provides that the aggregate fair market value (determined at the time an ISO is granted) of the Common Stock subject to ISOs exercisable for the first time by an employee during any calendar year (under all plans of the Company and its Subsidiaries) may not exceed $100,000. The Board may modify, suspend or terminate the Plan; provided, however, that certain material modifications affecting the Plan must be approved by the stockholders, and any change in the Plan must be approved by the stockholders, and any change in the Plan that may adversely affect an optionee's rights under an option previously granted under the Plan requires the consent of the optionee.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information regarding beneficial ownership of the Company's Common Stock entitled to vote as of December 31, 1996 by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director and executive officer of the Company individually, and (iii) all directors and executive officers as a group.

                                                                    NUMBER OF SHARES OF
                                                                      OPTIONS/WARRANTS           PERCENT OWNERSHIP OF THE
                                    NUMBER OF SHARES OF COMMON        EXERCISABLE FOR                   CAPITAL STOCK
                                          STOCK OWNED                      COMMON            (ON A FULLY DILUTED BASIS)
                                          -----------                      STOCK             --------------------------------
        NAME & ADDRESS            AS OF 12/31/96     AS OF 3/31/97         OWNED             AS OF 12/31/96     AS OF 3/31/97
        --------------            --------------     -------------        -------            --------------     -------------
                                        (1)             (1) (4)                                   (1)              (1) (4)
Robert B. Whitney
11 Oval Drive
Islandia, NY  11722                   646,082           566,260                                   7.41              6.73

John T. Ruocco
11 Oval Drive
Islandia, NY  11722                   646,082           566,260                                   7.41              6.73

Michael A. Sylvester
11 Oval Drive
Islandia, NY  11722                   646,082           566,260                                   7.41              6.73

Dr. Steven A. Martello
11 Oval Drive
Islandia, NY  11722                   150,000           110,888                                   1.72              1.32

Ariel Enterprises (3)
11 Oval Drive
Islandia, NY  11722                   180,000           180,000            100,000                3.17              3.33

Joseph M. Lively
11 Oval Drive
Islandia, NY  11722                   39,850            39,850             140,000                2.03              2.10

Michael Ghazarian
11 Oval Drive
Islandia, NY  11722                    5,000             5,000             100,000                1.19              1.23

J. Ernest Hansen (2)
11 Oval Drive
Islandia, NY  11722                   555,556           555,556            833,333               13.74              14.16
                                      -------           -------            -------               -----              -----

TOTALS                               2,868,652         2,590,074          1,173,333              44.08              42.33


All officers and directors as a group are seven.
Michael A. Sylvester and John T. Ruocco, officers and directors of the Company are brothers-in-law.
(1)      The Company presently has 8,721,018 and 8,416,018
common shares outstanding as of December 31, 1996 and March 31, 1997 respectively.

(2) J. Ernest Hansen is President of American International Insurance Company (AIIC) and is the beneficial owner of the Company shares as a result of a Convertible Preferred Stock and Warrant Purchase Agreement and the Company dated December 20, 1996. Pursuant to the terms of this Agreement, 555,556 shares of Common Stock may be issued upon conversion of the Preferred Stock and 833,333 shares of Common Stock may be issued upon the exercise of the Warrants. The Agreement grants AIIC anti-dilution rights, and provides for dividend payments of 9% paid semi-annually, in June and December. This dividend payment may be paid in the form of cash or stock for the first two years of the Agreement. Therefore, the Company has reserved 833,333 shares of Common Stock in the event the dividends are to be paid in the form of stock.

(3) Ariel Enterprises is a trust that has been established for the benefit of the Martello family.

(4) Gives effect to the contribution of 315,000 shares of Common Stock by certain officers in connection with a litigation settlement.

Item 12. Certain Relationships and Related Transactions

         For the period commencing February, 1992 through December, 1994 Messrs. Whitney and Ruocco accrued $90,000 in salaries. The Company borrowed $40,000 from an unaffiliated third party with the aggregate indebtedness including other officers amounting to approximately $300,000. The Company repaid approximately $166,000 to officers from the proceeds of its initial public offering and repaid the note with the unaffiliated third party.

         Berger & Paul, the Company's former SEC counsel, were issued 270,000 common shares at par value in consideration of unpaid legal services rendered to the Company between December, 1992 and July, 1994.

         Any future transactions with officers, directors or principal stockholders will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the directors disinterested in the transaction.

         Some of the officers were named as parties to some of the litigation actions both settled and currently pending. These officers have donated a portion of their personal stock holdings toward the settlement of certain actions. (See Legal Proceedings and Settled Litigation.)

         Michael Ghazarian, a Director of the Company, is the managing director of Digital Vehicle Security Systems, the company that had signed an agreement with ASI to be the distributor of its products in Europe.

         Mr. Ghazarian is also a 20% owner of Alcohol Sensors Europe, Plc., a subsidiary of the Company. The agreement ASI had with Digital was subsequently assigned to ASE.

         Mr. Ghazarian is also the director/owner of Scarico UK, Ltd., with a manufacturing cooperative located in Varese, Italy. At present, it is the intention of the Company to have its products manufactured by Scarico.

         In 1996, the Company was charged approximately $174,000 for molds, tooling and operating expenses from Digital and Scarico UK, Ltd.

         Michael Ghazarian originally entered into an agreement with ASI in October, 1993 with delivery of product to begin in April, 1994. Mr. Ghazarian believed the Company in fact, had the technology to produce an ignition interlock, but later discovered that ASI did not have the requisite ability to establish credit lines with third party manufacturers in order to produce the units.

         One of the reasons ASI went public was to raise the necessary capital to initiate production. In March, 1996 the Company began the manufacturing process through third party manufacturers. In May, 1996, the Company and Mr. Ghazarian re-affirmed their prior agreement of October, 1993. Mr. Ghazarian's rationale for re-affirming this prior agreement was that he reasonably believed that the Company would in fact be able to produce the product. This belief was based on the fact that he knew he would be able to handle the Company's manufacturing process if the Company could not. He is not just a distributor, but also a manufacturer. He could step in and manufacture the product's requirements for both his markets and those of the U.S.

         The Company, realizing its limitation and the problems associated with its initial product launch as well as recognizing Mr. Ghazarian's vast experience as an aftermarket product manufacturer, elected to enter into a consulting agreement with Mr. Ghazarian.

         The material terms of the consulting agreement were for a duration of six (6) months with a fee to be paid by ASI of $100 per month, plus pre-approved expenses. Mr. Ghazarian assumed total responsibility for building molds and tooling for the Sens-O-Lock(TM) and completing the Company's proprietary air tube design. ASI would retain ownership of the molDs and tooling upon conveyance of the final payment to Mr. Ghazarian. Mr. Ghazarian would convey all rights, title and interests to all inventions and patents produced and developed in accordance with this agreement.

         Subsequent to the consulting agreement, it became even more evident that the Company had to develop an even closer relationship with Mr. Ghazarian particularly in light of the fact that ASI would have to share its trade secrets and proprietary information with Mr. Ghazarian to effectuate the required development and quality assurance with regard to the manufacture of the product.

         Further, the Company believed that it was in its interest, particularly in light of the importance that the Sens-O-Lock be manufactured properly, that Mr. Ghazarian receive a substantial vested interest in the Company. Accordingly, in consideration of Mr. Ghazarian's successful completion of this tasks under the Consulting Agreement, the Company awarded him 100,000 stock options at a strike price of $3.00. Also, the Company formed a subsidiary Company owned 80% by ASI and 20% by Mr. Ghazarian, to supervise the final research and development and industrialization of the new technology and manufacturing and quality assurance of ASI's WeatherEye and Sens-O-Lock(TM) products. ASE shaLl supervise the manufacturing to be performed by Mr. Ghazarian's company, Scarico UK, in Varese, Italy.

         Joseph Lively, a director and the Company's Corporate Counsel, is one of the inventors of the product that eventually became the Company's WeatherEye series. He is the sole shareholder of a company that was assigned the patent rights to this product. This company and ASI entered into an agreement in August, 1996 whereby ASI was provided with certain exclusive marketing and manufacturing rights to the product. The Company is obligated to pay a royalty of between $0.19 and $2.00 per unit.

                                    PART IV

Item 13. Exhibits and Reports on Form 8-K

(a)     1.  Financial Statements and Schedules

        See Financial Statements annexed.

        2.  Exhibits

           (11)   Statement of Computation of Per Share Amounts

(b)      Reports on Form 8-K
         1.       Report dated December 20, 1996.

                                   SIGNATURE

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ALCOHOL SENSORS INTERNATIONAL, LTD.



Dated: April 15, 1997                  By:
                                          -------------------------------------
                                              Robert B. Whitney, CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated: April 15, 1997                     -------------------------------------
                                          Robert B. Whitney



Dated: April 15, 1997                     -------------------------------------
                                          John T. Ruocco



Dated: April 15, 1997                     -------------------------------------
                                          Steven A. Martello



Dated: April 15, 1997                     -------------------------------------
                                          Michael A. Sylvester



Dated: April 15, 1997                     -------------------------------------
                                          Michael Ghazarian



Dated: April 15, 1997                     -------------------------------------
                                          Joseph M. Lively



Dated: April 15, 1997                     -------------------------------------
                                          J. Ernest Hansen

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Alcohol Sensors International, Ltd.
Islandia, New York

   We have audited the accompanying consolidated balance sheet of Alcohol Sensors International, Ltd. and subsidiary as at December 31, 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1996 and December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the financial position of Alcohol Sensors International, Ltd. and subsidiary as at December 31, 1996 and the results of their operations and their cash flows for the years ended December 31, 1996 and December 31, 1995, in conformity with generally accepted accounting principles.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A, the Company has suspended manufacturing, expects substantial losses and may deplete its working capital and equity before it is able to generate positive cash flow. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

   As described more fully in Note L, the Company is a defendant in litigation, the ultimate outcome of which cannot be presently determined.




Richard A. Eisner & Company, LLP

New York, New York
March 18, 1997

With respect to Note L
April 3, 1997

              ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET

                           AS AT DECEMBER 31, 1996

                                             ASSETS
Current assets:
 Cash and cash equivalents (Notes B<1> and E) .................................   $  3,042,051
 Accounts receivable ..........................................................         16,392
 Inventory (Note B<3>).........................................................        287,462
 Prepaid expenses .............................................................        138,295
                                                                                --------------
   Total current assets........................................................      3,484,200
Fixed assets--at cost (less accumulated depreciation of $91,921)
 (Notes B<6> and C)............................................................        367,618
Other assets ..................................................................         23,084
                                                                                --------------
   TOTAL ......................................................................   $  3,874,902
                                                                                ==============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable .............................................................   $    703,955
 Accrued expenses .............................................................        215,802
 Due to related party (Note H<1>) .............................................        153,513
 Loans payable and accrued interest to officers/stockholders (Note D)  ........        282,880
 Note payable (Note E).........................................................        500,000
 Deposits .....................................................................         10,000
                                                                                --------------
   Total current liabilities ..................................................      1,866,150
                                                                                --------------
Accrued litigation settlement cost (Note L) ...................................      1,208,813
                                                                                --------------
Commitments, contingencies and other matters (Notes I and L)...................

Stockholders' equity (Notes A, F and L):
 Series A nonredeemable, 9% cumulative preferred stock--3,000,000 shares
  authorized, 833,333 issued and outstanding (liquidation value $2,506,875)  ..      2,500,000
 Common stock--$.001 par value; 25,000,000 shares authorized, 8,776,690 issued           8,777
 Additional paid-in capital ...................................................     11,419,483
 Accumulated deficit ..........................................................    (12,900,000)
 Accumulated foreign currency translation adjustment ..........................         (5,633)
                                                                                --------------
   Total ......................................................................      1,022,627
Less treasury stock, at cost, 55,672 shares of common stock ...................       (222,688)
                                                                                --------------
   Total stockholders' equity .................................................        799,939
                                                                                --------------

   TOTAL ......................................................................   $  3,874,902
                                                                                ==============

          Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

              ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                    1996            1995
                                                              --------------  --------------
Net sales ...................................................   $    40,586     $    68,559
Cost of goods sold ..........................................        39,971          41,135
                                                              --------------  --------------
Gross profit ................................................           615          27,424
                                                              --------------  --------------

Expenses:
 Research and development ...................................       913,456         894,793
 Selling, general and administrative ........................     3,101,571       1,512,938
 Litigation settlement expense (Note L) .....................     1,591,496         990,000
 Cost of goods sold--inventory write-off ....................       556,026
                                                              --------------  --------------
   Total ....................................................     6,162,549       3,397,731
                                                              --------------  --------------
Loss from operations ........................................    (6,161,934)     (3,370,307)
Interest income .............................................        82,538          22,028
Interest expense (including amortization of debt discount
 and deferred financing fees of $189,300 in 1995)  ..........       (41,747)       (276,608)
                                                              --------------  --------------
NET LOSS ....................................................   $(6,121,143)    $(3,624,887)
                                                              ==============  ==============
Net loss per common share (Note A<8>) .......................         $(.73)          $(.56)
                                                              ==============  ==============
Weighted average number of shares outstanding ...............     8,430,960       6,458,486
                                                              ==============  ==============

          Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

              ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              (NOTES A, F AND L)

                                                                     COMMON STOCK         TREASURY STOCK
                                             PREFERRED STOCK      (PAR VALUE $.001)           AT COST
                                         ---------------------  --------------------  ---------------------
                                          NUMBER OF               NUMBER OF            NUMBER OF
                                           SHARES                  SHARES               SHARES
                                           ISSUED      AMOUNT      ISSUED     AMOUNT    ISSUED      AMOUNT
                                         ---------  ----------  -----------  -------  ---------  ----------
Balance--January 1, 1995 ...............                          7,214,245   $ 7,214
Issuance of common stock for services ..                            194,125       194
Issuance of warrants for services  .....
Issuance of stock options for services
Issuance of common stock in private
 placement (net of $11,700 legal fees) .                            258,500       259
Warrants issued with debt in private
 placements ............................
Issuance of units from initial public
 offering ..............................                          2,300,000     2,300
Contribution of common stock from
 officers ..............................                         (1,000,000)   (1,000)
Cancellation of shares issued for prior
 services ..............................                           (850,000)     (850)
Net loss ...............................
Unrealized gain on marketable
 securities ............................
                                                                -----------  -------
Balance--December 31, 1995 .............                          8,116,870     8,117
Issuance of preferred stock and
 warrants ..............................   833,333   $2,500,000
Issuance of stock and stock options for
 services ..............................                              3,844         4
Issuance of common stock for litigation
 settlement ............................                            300,000       300
Exercise of warrants ...................                            355,976       356
Contribution of common stock and cash
 by certain officers and stockholders  .                                                55,672    $(222,688)
Net loss ...............................
Unrealized loss on marketable
 securities ............................
Accumulated foreign currency
 translation adjustment ................
                                         ---------  ----------  -----------  -------  ---------  ----------
BALANCE--DECEMBER 31, 1996..............   833,333   $2,500,000   8,776,690   $ 8,777   55,672    $(222,688)
                                         =========  ==========  ===========  =======  =========  ==========

                    (RESTUBBED TABLE CONTINUED FROM ABOVE)

                                                                                     ACCUMULATED
                                                                       UNREALIZED      FOREIGN
                                          ADDITIONAL                   GAIN (LOSS)    CURRENCY
                                            PAID-IN     ACCUMULATED   ON MARKETABLE  TRANSLATION
                                            CAPITAL       DEFICIT      SECURITIES    ADJUSTMENT      TOTAL
                                          ---------     -----------   -----------    -----------     -----
Balance--January 1, 1995 ...............  $ 2,510,705  $  (3,153,970)                             $  (636,051)
Issuance of common stock for services ..      407,181                                                 407,375
Issuance of warrants for services  .....      238,800                                                 238,800
Issuance of stock options for services         80,000                                                  80,000
Issuance of common stock in private
 placement (net of $11,700 legal fees) .      246,541                                                 246,800
Warrants issued with debt in private
 placements ............................       88,000                                                  88,000
Issuance of units from initial public
 offering ..............................    5,825,277                                               5,827,577
Contribution of common stock from
 officers ..............................        1,000                                                     -0-
Cancellation of shares issued for prior
 services ..............................          850                                                     -0-
Net loss ...............................                 (3,624,887)                               (3,624,887)
Unrealized gain on marketable
 securities ............................                                  $ 83                             83
                                         -----------  -------------  -------------                -----------
Balance--December 31, 1995 .............    9,398,354    (6,778,857)        83                      2,627,697
Issuance of preferred stock and
 warrants ..............................                                                            2,500,000
Issuance of stock and stock options for
 services ..............................      265,996                                                 266,000
Issuance of common stock for litigation
 settlement ............................      989,700                                                 990,000
Exercise of warrants ...................      435,283                                                 435,639
Contribution of common stock and cash
 by certain officers and stockholders  .      330,150                                                 107,462
Net loss ...............................                 (6,121,143)                               (6,121,143)
Unrealized loss on marketable
 securities ............................                                   (83 )                          (83)
Accumulated foreign currency
 translation adjustment ................                                               $(5,633)        (5,633)
                                         -----------  -------------  -------------  -----------   -----------
BALANCE--DECEMBER 31, 1996..............  $11,419,483  $(12,900,000)      $  -0 -      $(5,633)   $   799,939
                                         ===========  =============  =============  ===========   ===========

          Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

              ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                                  ------------------------------
                                                                        1996            1995
                                                                  --------------  --------------
Cash flows from operating activities:
 Net loss .......................................................   $(6,121,143)    $(3,624,887)
 Adjustments to reconcile net loss to net cash (used in)
  operating activities:
  Depreciation and amortization .................................        82,147           9,271
  Amortization of debt discount .................................                        88,000
  Amortization of bond discount .................................                        (7,210)
  Common stock issued for services ..............................        16,000         407,375
  Common stock issued for litigation settlement .................       990,000
  Warrants issued for services ..................................                       238,800
  Options issued for services ...................................       250,000          80,000
  Other .........................................................        (5,633)
  Changes in operating assets and liabilities:
   (Increase) in accounts receivable ............................       (16,392)
   (Increase) in inventory ......................................      (144,572)       (142,890)
   Decrease (increase) in prepaid expenses ......................        51,404        (154,699)
   (Increase) in other assets ...................................                       (23,084)
   Increase in accounts payable .................................       473,346         102,154
   Increase in accrued expenses .................................       150,755
   Increase in due to related party .............................       153,513
   Increase in accrued litigation settlement cost ...............       218,813         990,000
   (Decrease) increase in deposits ..............................       (39,036)         39,036
                                                                  --------------  --------------
    Net cash (used in) operating activities .....................    (3,940,798)     (1,998,134)
                                                                  --------------  --------------
Cash flows from investing activities:
 Acquisition of fixed assets ....................................       (82,101)       (371,821)
 Purchases of marketable securities .............................    (2,324,101)     (2,817,025)
 Sales of marketable securities .................................     4,304,402         843,935
 (Increase) decrease in restricted cash .........................     1,017,317      (1,017,317)
                                                                  --------------  --------------
    Net cash provided by (used in) investing activities  ........     2,915,517      (3,362,228)
                                                                  --------------  --------------
Cash flows from financing activities:
 Proceeds from sale of common stock and units ...................                     6,074,377
 Proceeds from sale of preferred stock and warrants  ............     2,500,000
 Proceeds from exercise of warrants .............................       435,639
 Contribution of capital by certain officers/stockholders  ......       107,462
 Proceeds from notes payable ....................................     1,000,000
 Payments of notes payable ......................................      (500,000)       (196,050)
                                                                  --------------  --------------
    Net cash provided by financing activities ...................     3,543,101       5,878,327
                                                                  --------------  --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS .......................     2,517,820         517,965
Cash and cash equivalents--beginning of year ....................       524,231           6,266
                                                                  --------------  --------------
CASH AND CASH EQUIVALENTS--END OF YEAR ..........................   $ 3,042,051     $   524,231
                                                                  ==============  ==============
Supplemental disclosure of cash flow information:
 Interest paid during the year ..................................   $    37,594     $    59,781

Supplemental schedule of noncash financing activities:
 During 1996, certain officers/stockholders contributed 55,672 shares of common stock to the
  Company valued at $222,688 and are held in treasury.


          Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

              ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

                        NOTES TO FINANCIAL STATEMENTS

(NOTE A) -- THE COMPANY AND BASIS OF PRESENTATION:

   Alcohol Sensors International, Ltd. (the "Company") was formed for the development and commercial exploitation of a breath alcohol ignition interlock device ("SENS-O-LOCK"). In October 1996, the Company incorporated a subsidiary in the United Kingdom ("UK"), Alcohol Sensors Europe, PLC ("ASE"), of which it owns 80% of the outstanding common stock. The consolidated financial statements include the accounts of the Company and ASE. Significant intercompany balances and transactions have been eliminated in consolidation.

   In 1995, the Company prepared its financial statements as a development stage company. During the first quarter of 1996 when the Company commenced shipping SENS-O-LOCK, the Company determined that it was no longer a development stage company. During the second quarter of 1996 the Company experienced substantial returns of its product due to manufacturing difficulties. As a result, the Company suspended manufacturing and resumed its research and development on a new technology. This development has taken longer than anticipated and must still go through a period of testing before manufacturing can be resumed. There is no assurance that the product will be successful or that shipping will resume. Further, there is no assurance that the Company will be able to market its product.

   Although the Company had working capital at December 31, 1996, a substantial portion has been used in the continuing research and development and its resources may be depleted before shipment of its product can be resumed, which the Company believes will be followed by a positive cash flow. The Company has taken steps to reduce its operating costs and postpone cash outflow. However, the Company anticipates that losses will continue at least until the shipment of product and maybe thereafter.

(NOTE B) -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 [1] Cash equivalents:

     The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

 [2] Marketable securities:

     Securities classified as available-for-sale are carried at market value with unrealized gains or losses reported as a separate component of stockholders' equity. Securities classified as held-to-maturity are carried at amortized cost.

 [3] Inventory:

     Inventory consisting of electronic components, is stated at the lower of cost (first-in, first-out basis) or market.

 [4] Patent costs:

     Patent application costs are charged to expense as incurred.

 [5] Research and development:

     Research and development costs are charged to expense as incurred.

 [6] Depreciation:

     Fixed assets are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives from three to five years of the depreciable assets. Molds and tooling are depreciated on the straight-line basis over the shorter of three years or the estimated units of production. Amortization of leasehold improvements is provided over the shorter of the lease term or the estimated useful life of the asset.

              ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

(NOTE B) -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

  [7] Use of estimates:

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 [8] Loss per share of common stock:

   Net loss per share of common stock is based on the weighted average number of shares outstanding excluding 1,000,000 shares contributed to the Company by certain officers in conjunction with the initial public offering. Options and warrants have been excluded since they would be anti-dilutive. Common stock, options and warrants issued within twelve months of the Company's initial public offering are considered outstanding through June 30, 1995 using the treasury stock method.

 [9] Fair value of financial instruments:

   The Company considers its financial instrument obligations, which are carried at cost, to approximate fair value due to the near term repayment due dates.

 [10] Accumulated foreign currency translation adjustment:

   Assets and liabilities are translated to United States dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period of operations of ASE. Gains or losses from translation adjustments are accumulated in a separate component of stockholders' equity.

   Condensed financial information of the Company's UK subsidiary as at and for the year ended December 31, 1996 is as follows:

Assets .................... $  53,281
Liabilities ..............    195,506
Stockholders' deficiency     (142,225)
Revenue ..................       -0-
Net loss .................   (156,592)

[11] Revenue recognition:

   The Company recognizes revenue when a product is shipped.



(NOTE C) -- FIXED ASSETS:

   Fixed assets as at December 31, 1996 consists of the following:

Furniture and fixtures .......   $153,749
Equipment ....................    126,616
Leasehold improvements .......    120,993
Molds and tooling ............     58,181
                               ----------
Total ........................    459,539
Less accumulated
 depreciation.................     91,921
                               ----------
  Total ......................   $367,618
                               ==========

(NOTE D) -- LOANS PAYABLE TO OFFICERS/STOCKHOLDERS:

   Loans payable to officers/stockholders of $132,782 at December 31, 1996 bear interest at 10% per annum and are due on demand. Interest accrued on such loans aggregated $150,098 at December 31, 1996.

              ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

Loans due to officers/stockholders includes amounts for services rendered to the Company. Interest expense on these obligations for the years ended December 31, 1996 and December 31, 1995 was $12,091 and $32,262,
respectively.

(NOTE E) -- NOTES PAYABLE:

   The Company has a credit facility of $500,000 with a bank and the note is due on June 30, 1997. The loan bears interest at 5.25% and is collateralized by the Company's $500,000 certificate of deposit.

(NOTE F) -- STOCKHOLDERS' EQUITY:

   [1] The Company issued common stock in connection with services rendered and settlement of litigation as follows:

                                       FAIR VALUE OF SHARES
                                            ISSUED FOR
                  NUMBER     -----------------------------------------
                    OF       RESEARCH         GENERAL       ACCRUED
   YEAR ENDED     SHARES       AND              AND        LITIGATION
 DECEMBER 31,     ISSUED    DEVELOPMENT    ADMINISTRATION  SETTLEMENT        TOTAL
--------------  ---------  -------------  --------------  ------------  -----------
1995 ..........   194,125     $300,000        $107,375                   $  407,375
1996 ..........   303,844                       16,000       $990,000     1,006,000

   In connection with research and development costs, the Company issued shares to engineering consultants primarily for the design and development of the SENS-O-LOCK. In connection with general and administrative costs, the Company issued shares primarily for legal services, marketing consultants and trade advertising expenditures. The Company valued such shares at fair value which was determined by the selling price of the most recent private placement in effect at the time of issuance or by the market price of the Company's stock with a 30% discount.

   [2] In September 1996, the Company issued 213,500 options to purchase the Company's stock for consulting and legal services. The options are exercisable at $3.00 and expire in September 2001. The Company recorded an expense of $250,000 in connection with the issuance of these options.

   [3] In connection with a litigation settlement (see Note L) in October 1996, certain officers and stockholders contributed approximately $107,000 in cash and 55,672 shares of common stock to the Company. The shares are held in treasury at December 31, 1996.

   [4] In December 1996, the Company was authorized to issue 3,000,000 shares of Series A nonredeemable, cumulative preferred stock. In December 1996, the Company issued 833,333 shares of nonredeemable, cumulative Series A preferred stock and warrants, expiring in December 1998, to purchase 833,333 shares of common stock at an exercise price of $5.50 per share for an aggregate of $2,500,000. The Series A preferred stock is convertible into to 556,556 shares ($4.50 per share) of common stock as at December 31, 1996. Dividends accrue on the Series A nonredeemable, cumulative preferred stock at 9% per annum (compounded semi-annually on any accrued and unpaid dividends).

              ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

(NOTE F) -- STOCKHOLDERS' EQUITY:  (Continued)

    [5] The Company has the following warrants outstanding at December 31, 1996:

                                                            EXERCISE
DESCRIPTION                                    SHARES        PRICE     EXPIRATION DATE
----------------------------------------  --------------  ----------  ----------------
Warrants issued in connection with debt       523,999(a)     $ 1.50   November 2000
Warrants issued in connection with debt       396,000(a)       1.50   May 2000 through
                                                                      September 2000
Compensatory warrants ...................     150,000(b)       1.00   December 2000
Class A warrants ........................   1,150,000(c)       3.75   November 2000
Class B warrants ........................     575,000(c)       5.00   November 2000
Warrants issued with preferred stock  ...     833,333(d)       5.50   December 1998
Underwriters' warrants ..................     100,000(e)      10.00   November 1999

   (a) Issued in connection with the Company's private placements of debt.

   (b) Issued to consultants for services rendered in 1995 and valued by the Company at $238,800.

   (c) Issued in connection with the Company's initial public offering in November and December 1995.

   (d) Issued in connection with the sale of the Series A nonredeemable, 9% cumulative preferred stock in December 1996.

   (e) Exercisable for units consisting of 2 shares of common stock, 1 Class A warrant and 1/2 Class B warrant.

(NOTE G) -- STOCK OPTIONS:

   In 1996, the Company adopted the 1995 Incentive Stock Option Plan (the "Plan"). Under the Plan, options to purchase an aggregate of not more than 600,000 shares of common stock may be granted from time to time, of which 300,000 are allocated for employees and 300,000 options are allocated for outside directors and consultants to the Company. During 1996, the Company issued 324,250 options to purchase common stock at an exercise price of $3.00 per share (market price at the date of grant) which expire in September
2001. All the options to purchase common stock are exercisable as at December 31, 1996 and the Company has 275,750 shares reserved for future issuance under the Plan as at December 31, 1996.

   During the year ended December 31, 1995, the Company granted options, expiring from September 2000 to December 2000, to purchase 150,000 shares of common stock to employees at $2.00 per share.

   During the year ended December 31, 1995, the Company issued 30,000 options for legal and consulting services rendered, at exercise prices ranging from $1.00 to $3.00 per share, expiring in December 2000. In connection with the issuance of these options, the Company recorded a charge of $80,000.

   A summary of the status of the Company's stock options as at December 31, 1996 are as follows:

                                               1996                    1995
                                   ------------------------  ----------------------
                                                  WEIGHTED-               WEIGHTED-
                                                   AVERAGE                 AVERAGE
                                                  EXERCISE                EXERCISE
FIXED OPTIONS                          SHARES      PRICE      SHARES       PRICE
-----------------------------------  ---------  -----------  ---------    --------
Outstanding at beginning of year  ..   180,000      $1.89
Granted ............................   324,250       3.00      180,000      $1.89
Outstanding at end of year .........   504,250       2.60      180,000       1.89
Options exercisable at end of year     504,250       2.60      180,000       1.89

              ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

(NOTE G) -- STOCK OPTIONS:  (Continued)

    The following table summarizes information about fixed stock options outstanding as at December 31, 1996:

                       OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
            ---------------------------------------  --------------------------
                             WEIGHTED-
                              AVERAGE
                             REMAINING    WEIGHTED-                   WEIGHTED-
               NUMBER OF     CONTRACT      AVERAGE                     AVERAGE
 EXERCISE       OPTIONS        LIFE       EXERCISE       NUMBER       EXERCISE
   PRICE      OUTSTANDING   (IN YEARS)      PRICE      EXERCISABLE      PRICE
----------  -------------  -----------  -----------  -------------  -----------
     $1          25,000          4           $1           25,000         $1
     $2         150,000          4            2          150,000          2
     $3         329,250          5            3          329,250          3

   The Company applies APB 25 and related interpretations in accounting for its options. Accordingly, no compensation cost has been recognized for its stock option grants to employees and directors. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been as indicated below. The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

                                          1996            1995
                                    --------------  --------------
Net loss ........... As reported      $(6,121,143)    $(3,624,887)
                     Pro forma         (6,246,974)     (3,693,887)
Net loss per share   As reported             (.73)           (.56)
                     Pro forma               (.74)           (.57)

   The fair value of each option grant is estimated on the date grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: dividend yield of zero percent (0%), in 1996 and 1995; expected volatility of seventy percent (70%) and forty percent (40%) in 1996 and 1995, respectively, risk-free interest rates of 6.50% in 1996 and 5.56% in 1995 and expected life of 5 years.

(NOTE H) -- RELATED PARTY TRANSACTION:

   [1] In October 1993, the Company entered into an exclusive distribution agreement with Digital Vehicle Security Systems Limited ("Digital") to sell SENS-O-LOCK's purchased from the Company in certain European territories. This contract was assigned to ASE in October 1996.

       In 1996, the Company was charged approximately $174,000 for molds, tooling, and operating expenses from Digital and Scarico UK, Ltd., electronic consumer goods manufacturers, whose managing director is a 20% owner in ASE and a member of the Company's Board of Directors.

       In July 1996, the Company entered into a consulting agreement with Digital for $100 per month which expires on January 1, 1997. The agreement calls for Dig ital to provide for the design of molds and tooling for the SENS-O-LOCK and the production process. The SENS-O-LOCK will be produced by Scarico UK, Ltd. Digital assigned to the Company the worldwide right, title and interest to each idea, invention and improvement made by them.

   [2] The Company previously leased its premises through November 1995 from a Company, of which a principal officer was also a director of the Company, on a month to month basis for $900 per month.

   [3] In August 1996, the Company entered into a royalty agreement with a company which is owned by a member of the Board of Directors. The Company was granted an exclusive right to distribute Weather Eye Intelligent Headlight Management Systems ("Weather Eye") in the United States as well as the

              ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

(NOTE H) -- RELATED PARTY TRANSACTION:  (Continued)

nonexclusive right to distribute in other worldwide markets. The Company is obligated to pay a royalty of between $.19 and $2.00 per unit sold.

(NOTE I) -- COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

   [1] In 1995 the Company entered into a Marketing Agreement with Texas Interlock Corporation ("TIC") whereby the Company granted TIC the right to develop, market, sell and distribute its SENS-O-LOCK device in the state of Texas. TIC agreed to use its best efforts to assist in the certification process of the SENS-O-LOCK device in Texas and to prepare a strategy to obtain legislative support for statutes creating a mandated market for the Company's product. The Company agreed to compensate TIC at the rate of $100 for each SENS-O-LOCK device leased from the Company during the term of the agreement. No revenues were recorded in connection with such agreement.

   [2] Employment contracts:

       The Company has employment contracts with certain officers for aggregate annual salaries of $400,000 which expires through December 31, 1998. The agreements provide for annual bonuses at the discretion of the board of directors.

       The Company has employment contracts with two engineers for aggregate annual salaries of $156,000 which expire in September 1997 and are automatically renewed. The Company will pay a royalty of $1.00 per unit sold for certain technology as determined in the contract.

   [3] Leases:

       The Company has an operating lease for office space. The following is the future annual rental payments:

 YEAR ENDING
DECEMBER 31,
--------------
1997 ..........   $ 84,000
1998 ..........     88,000
1999 ..........     92,000
2000 ..........     47,000
                ----------
  Total .......   $311,000
                ==========

       Rent expense was approximately $100,000 and $39,000 for 1996 and 1995, respectively.

   [4] Purchase commitments:

       The Company has $800,000 of purchase inventory commitments as at December 31, 1996.

   [5] Securities and Exchange Commission inquiry:

       In November 1996, the Company received a letter of inquiry from the Securities and Exchange Commission, Division of Enforcement (the "SEC") requesting that the Company voluntarily provide certain information. In December 1996, the Company responded to the SEC and has not received any further comments or a response.

(NOTE J) -- INCOME TAXES:

   [1] The Company has a deferred tax asset of approximately $4,182,000, relating to a United States and state net operating loss carryforward of approximately $10,200,000. In addition the Company has a deferred tax

              ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

(NOTE J) -- INCOME TAXES:  (Continued)

asset of $129,000, relating to accrued litigation settlement of approximately $1,208,000 and compensatory options and warrants of $570,000. The net operating loss carryforward expires from 2007 to 2011. The tax benefits of these deferred tax assets are fully reserved for since the likelihood of realization of the benefit cannot be established.

   The Tax Reform Act of 1986 contains provisions which limits the net operating loss carryforwards available for use in any given year should certain events occur, including significant changes in ownership interests. As a result of the Company's initial public offering, as well as other previous ownership changes, the net operating loss carryover will be subject to these annual limitations until the net operating loss is utilized or expires.

   [2] The tax effects of principal temporary differences and net operating (losses) are as follows as at December 31, 1996:

 Asset:
 Accrued litigation and other....................  $   729,000
 Federal and state operating loss carryforwards     (4,182,000)
 Valuation allowance ............................   (4,911,000)
                                                  -------------
 Net deferred tax asset .........................  $       -0-
                                                  =============

      The valuation allowance as at December 31, 1995 was approximately $1,800,000. The differences between the statutory Federal income tax rate of 34% are as follows:

                    YEAR ENDED DECEMBER 31,
                ------------------------------
                      1996            1995
                --------------  --------------
Net loss:
United States..   $(5,964,551)    $(3,624,887)
Foreign .......      (156,592)
                --------------  --------------
                  $(6,121,143)    $(3,624,887)
                ==============  ==============

                                    DECEMBER 31,
                               --------------------
                                  1996       1995
                               ---------  ---------
Statutory rate benefit . . .      (34.0)%    (34.0)%
Nondeductible expenses . . .         .1         .1
Valuation allowance. . . . .       33.9       33.9
                               ---------  ---------
Effective tax rate . . . . .          0%         0%
                               =========  =========

(NOTE K) -- CONCENTRATION OF CREDIT RISKS:

   The Company places its cash and cash equivalents at various financial institutions. At times, such amounts might be in excess of the FDIC insurance limit.

(NOTE L) -- LITIGATION:

   [1] Pending litigation:

   The Company was named as a defendant in an action commenced in the United States District Court for the Eastern District of New York in July 1996. The plaintiff is seeking $9 million plus 100,000 shares of the Company's common stock, alleging he performed certain work for the Company as an independent

              ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

(NOTE L) -- LITIGATION:  (Continued)

contractor and was never compensated for the services he performed. The Company's position is that the plaintiff in this action failed to provide the services as contracted and was not entitled to receive any payment. Defendant has submitted it answer and management believes the claims alleged in this lawsuit are frivolous and is defending the action vigorously. At this time, it is too early to determine the outcome of this action and therefore the Company has not made any provision in the accompanying financial statements.

   The Company was recently served with a Demand to Arbitrate by a former employee. Claimant is seeking $75,000 and approximately 36,000 stock options as damages. The Company has recently filed its answer to this demand. At this time, it is too early to determine the outcome of this action and therefore the Company has not made any provision in the accompanying financial statements.

   The Company and certain of its officers were named as defendants in an action commenced in the United States District Court for the Eastern District of New York in March 1996, by a stockholder seeking $2 million in alleged damages as a result of the Company's handling of a prior action, Barry Beyer, et al v. Alcohol Sensors Internal, Ltd., et al. This previous action was settled for a total of $382,675. In connection therewith, certain members of management donated 55,672 of their private shares and cash of $107,642 to the Company. As a result of the Beyer settlement, management believes this settlement renders the claim of the present action without merit and is vigorously defending this action. The Company has not made any provision in the accompanying financial statements.

   [2] Settled litigation:

   The Company and certain of its officers were named as defendants in an action commenced in the Supreme Court of the State of New York, Orange County, by two individuals claiming an equity interest in the Company, as well as damages of $18.5 million, based upon a purported agreement with another company, Alcohol Sensors, Inc. with which the claimants, certain officers of the Company and others were affiliated in 1989, and a claim that one of the individuals is the inventor of the technology that the Company is using. Management agreed to settle this action in February 1997 subject to the approval of the Court, for a total of 315,000 shares of Company common stock. Certain members of management have agreed to donate their private shares to provide for the settlement. At December 31, 1996 the Company has accrued $1,144,000 in connection with this settlement.

   This Company was served with a Demand to Arbitrate and a Statement of Claim by a former individual who had performed engineering services for the Company on a consulting basis. Claimant was seeking $650,000 and 114,449 shares of stock in damages. The company settled this matter in a Mediation Conference and has agreed to transfer to Claimant 27,500 shares of stock in full satisfaction of all claims in this action. This matter was settled in April 1997 and the Company has accrued $65,000 at December 31, 1996.

                                                                    EXHIBIT 11

              ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

                        COMPUTATION OF LOSS PER SHARE

                                                                    YEAR ENDED DECEMBER 31,
                                                                ------------------------------
                                                                      1996            1995
                                                                --------------  --------------
Net loss ......................................................   $(6,121,143)    $(3,624,887)
Cumulative dividend on Series A preferred .....................
nonredeemable stock ...........................................        (6,875)
                                                                --------------  --------------
Net loss attributable to common stockholder ...................   $(6,128,018)    $(3,624,887)
                                                                ==============  ==============
Shares:
 Weighted-average number of common shares outstanding  ........     8,430,960       7,183,156
 Add common stock equivalents issued within twelve months of an initial public offering (determined by the "treasury
  stock" method)(1) ...........................................                       275,330
 Officers' shares contributed to the Company in conjunction
  with the initial public offering ............................                    (1,000,000)
                                                                --------------  --------------
 Weighted-average outstanding shares ..........................     8,430,960       6,458,486
                                                                ==============  ==============
Loss per common share .........................................         $(.73)          $(.56)
                                                                ==============  ==============


------------
(1) In accordance with Securities and Exchange Commission requirements, common shares, options and warrants issued during the twelve-month period prior to the filing of an initial public offering have been included in the calculation as if they were outstanding through June 30, 1995 using the treasury stock method.