Form 10KSB/A
period 1996-12-31
ALCOHOL SENSORS INTERNATIONAL LTD
filed 1997-04-28
CIK 929313

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                             FORM 10-K SB/A No. 1
                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the fiscal year ended
December 31, 1996                                   Commission File No. 0-26998




                      ALCOHOL SENSORS INTERNATIONAL, LTD.
     ---------------------------------------------------------------------
       (Exact name of Small Business Issuer as specified in its charter)



                  New York                                      11-3104480
-------------------------------------------              ----------------------
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                         I.D. Number)

         11 Oval Drive
         Islandia, New York                               11722
         (Address of principal executive offices)      (Zip Code)

         Issuer's telephone number
         including area code:                       (516) 342-1515


Securities registered pursuant to Section 12(b) of the Act:  None


Securities registered pursuant to Section 12(g) of the Act:



                        Common Stock, par value $.001
            Class "A" and Class "B" Common Stock Purchase Warrants

                               (Title of Class)
Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

           Yes            X                 No
                -----------------              ------------------

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

Documents incorporated by reference: Issuer Prospectus dated November 9, 1995 filed pursuant to Rule 424 (b) of the Securities Act of 1933. (Part I)

Item 1.           Business

BACKGROUND

         ALCOHOL SENSORS INTERNATIONAL, LTD. ("ASI" and the "Company") was incorporated in February, 1992 to market and sell its patent pending line of ignition interlock devices to the corporate/commercial and individual markets under the SENS-O-LOCK(TM) brand name. The Company's equipment is designed to detect, evaluate and assist in the prevention of an alcohol impaired driver from operating a vehicle. (See "Patents and Technology".)

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

         The development of this new technology, alcohol specific technology ("AST"), which was developed in cooperation with a third party with whom the Company has signed an exclusive contract, has taken much longer than had been anticipated. The technology will need to be refined to meet the Company's strictest requirements, before being placed into the production process.

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

RECENT DEVELOPMENTS

         In December, 1996 ASI entered into an agreement with American International Insurance Company ("AIIC"), a subsidiary of American International Group, Inc. ("AIG"). Pursuant to the terms of this Convertible Series A Preferred Stock and Warrant Purchase Agreement, AIIC purchased for $2.5 million, 833,333 shares of Series A Convertible Preferred Stock and 833,333 Warrants to purchase the Company's Common Stock.

         The Series A Preferred Stock is convertible into 555,556 shares of Common Stock (a conversion price of $4.50 per share). The Series A Preferred Stock requires the payment of a dividend of 9%, payable semi-annually in June and December, to AIIC. ASI has the discretion to pay the first four dividend payments in cash or common stock equivalent. Additionally, AIIC received a warrant to purchase 833,333 shares of Common Stock exercisable at any time prior to December 20, 1998 at a purchase price of $5.50 per share.

         Management believes that entering this Agreement with AIIC is significant in that it provided the Company with capital necessary to continue its development of its alcohol specific technology as well as the introductions to insurance companies with which it hopes to develop marketing relationships.

         In October, 1996 the Company, along with Michael Ghazarian, formed a European subsidiary, Alcohol Sensors Europe, Plc ("ASE") for the supervision of all of its manufacturing needs. Mr. Ghazarian is a Director of ASI, as well as the managing director of Digital Vehicle Security Systems, the company that had signed an agreement with ASI to be the exclusive distributor of ASI's products in Europe. With the formation of ASE, Digital Vehicle Security Systems has assigned to ASE its exclusive distribution rights with ASI. ASI is the owner of 80% of ASE, with Mr. Ghazarian owning the remaining 20%.

         Mr. Ghazarian is also the director/owner of Scarico UK, Ltd., which manufactures electronic components in a manufacturing cooperative located in Varese, Italy. It is the intention of the Company to have its products manufactured by Scarico.

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

GENERAL DESCRIPTION OF COMPANY'S PRODUCTS
SENS-O-LOCK(TM)

         The SENS-O-LOCK(TM) is an IGNITION INTERLOCK device intended for use in motor vehicles to prevent a person from drinking and driving. The driver of the SENS-O-LOCK(TM) equipped vehicle is required to provide a breath sample before and during the operation of the vehicle. This is accomplished by requiring an Initial Breath Test to start the car, and requiring one or more subsequent breath tests (rolling retests) while operating the vehicle. Should the initial (start-up) breath test FAIL, indicating the driver's breath contains an unsafe level of alcohol, the vehicle ignition will remain locked (engine immobilized). If a test is failed while ROLLING, SENS-O-LOCK(TM) will ask the driver to stop the vehicle. After issuing a repeated warning, a sufficient time is allowed for the operator to pull the vehicle over to the side of the road. If the driver continues operating the vehicle, the system will enter the alarm mode, requiring the driver to pull over, STOP the vehicle, and turn the ignition key to the "OFF" position in order to terminate the alarm.

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

DEFINITIONS AND FEATURES OF SENS-O-LOCK(TM)

1. Turn the ignition key to the ON position and you will hear a voice command from your radio's speaker, "PLEASE PROVIDE A SAMPLE." The LED will display a RED light.

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

5. It is important to exhale a steady, forceful stream of air continuously until the steady tone stops and you hear the two beeps. If you stop exhaling before the tone stops, or your steady stream of air is interrupted, you will hear, "INVALID SAMPLE, PLEASE WAIT." This will immediately be followed by the voice command, "PLEASE PROVIDE A SAMPLE." You will hear two BEEPS and may proceed to repeat steps 3 through 4.

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

         When the rolling retest is requested, you will hear a voice command from your radio's speaker, "PLEASE PROVIDE A SAMPLE," as when you first start your vehicle. You will hear two BEEPS and the LED will flash GREEN with each beep (RED remains on) which is your signal to proceed.

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

8.       Emergency Override:
         If permitted by the interlock regulations in your state, SENS-O-LOCK(TM) has an Emergency Override capability for use in life-threatening emergencies only, allowing the driver to start immediately upon entering the vehicle without providing a breath sample. Under these special circumstances, turn the key to the "ON" position, then press the Emergency Override switch located either under the dash, depending on the installation in your vehicle. You will hear the system acknowledge this action, "EMERGENCY OVERRIDE", "YOU MAY START THE VEHICLE", and may start the vehicle and drive. However, within two minutes of starting your vehicle, SENS-O-LOCK(TM) will request a rolling retest. Failing the rolling retest or ignoring the request will activate the ALARM MODE. Ask your SENS-O-LOCK(TM) dealer if the system is active in your vehicle and for the location of the Emergency Override switch in your installation.

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

         SENS-O-LOCK(TM) 1100 ONLY:    LOCKOUTS
         Depending on state law, there are various events that may result in an ignition lockout:

1. FAILURE TO RETURN FOR DATA DOWNLOADING ON SCHEDULE. You have a seven-day grace period. Warning messages will be heard at each startup during this time, "PLEASE RETURN FOR SERVICE," and you should return to have the data downloaded. If you fail to do so by the seventh day, beyond your state's mandatory download schedule, the ignition will temporarily lock out and you will not be able to start your vehicle. When you insert the key and turn it to the ON position, you will hear, "VEHICLE IS NOW LOCKED OUT, CALL FOR SERVICE." It will be necessary to have a certified SENS-O-LOCK(TM) technician visit your vehicle, download the data as required by law, and re-enable your ignition. There will be an additional charge for this service. It is your responsibility to properly schedule and keep your download appointments.

2. FAILURE TO RETURN FOR DATA DOWNLOADING WITHIN FIVE DAYS OF INTERLOCK VIOLATION. You have a five day grace period following a violation of interlock rules, such as failing or ignoring the request for a rolling retest, (see #7, above). Warning messages will be heard at each startup following the violation, "PLEASE RETURN FOR SERVICE," and you should make arrangements to have the data downloaded immediately, regardless of when your last download was performed. (Since this is not a regularly scheduled download, there may be an additional charge for this service.) If you fail to do so, by the fifth day following the violation, the ignition will permanently lock out and you will not be able to start your vehicle. When you insert the key and turn it to the ON position, you will hear, "VEHICLE IS NOW LOCKED OUT, CALL FOR SERVICE." It will be necessary to have a certified SENS-O-LOCK(TM) technician visit your vehicle, download the data as required by law, and re-enable your ignition. There will be an additional charge for this service.

                              RADIO MUTE FEATURE

When SENS-O-LOCK(TM) requests a breath sample, the BEEPS come from the hand-held sensor head, but the VOICE is routed through the speakers* used by your vehicle's audio system (radio, cassette player, etc.) The SENS-O-LOCK(TM) voice is self-amplified and does not require you to have the radio turned on in order to be heard. However, if your audio system is playing, SENS-O-LOCK(TM) will automatically mute it (reduce volume to zero) so that the voice commands can be heard and understood. Muting will continue through each operational sequence until completed. For example, on startup your radio will be muted when the request to "PLEASE PROVIDE A SAMPLE" is heard until the breath test is passed and you hear, "YOU MAY START THE VEHICLE," after which audio output will be restored.

*Note: If the vehicle does not have a radio, or the speakers are inoperative, it will be necessary to install a small speaker in order to hear the voice commands.

                                  SLEEP MODE

In order to preserve battery power, SENS-O-LOCK(TM) is equipped with a "sleep mode" feature that reduces power consumption to less than 20 ma. when the vehicle is not in use. This is particularly important when the vehicle will be out of service for extended periods of time. Several minutes after you shut off the ignition, the RED LED will turn off, which indicates the system has entered the sleep mode. As soon as the key is turned to the ON position, the system will return to full operational mode as indicated by the glowing RED LED.

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

          (C) SENS-O-LOCK(TM) 3100 SERIES - COMMERCIAL INSTALLATIONS

         This model also varies from the 1100 Series because it has been designed for the corporate/commercial market, particularly operating fleets of road vehicles including trucks, taxis, car rentals, company cars, ships, trains, worksites and other similar groups. All of the same advantages as in the other series including possible insurance benefits are applicable to commercial installations.

         Based on the strong interest that SENS-O-LOCK(TM) has received at trade shows, solicitations from foreign and domestic sources for distribution licenses, and its presentations to departments of transportation in many states management believes it can capture significant percentages of the ignition interlock market. (See "Government Regulation".)

MANUFACTURING AND MATERIALS

         The Company will utilize the services of its European subsidiary, Alcohol Sensors Europe, Plc. ("ASE"), which was formed in October, 1996 (see "Marketing and Distribution"), for the supervision of all of its manufacturing needs. The manufacturing process consists of component assembly and systems integration of electronic and mechanical parts, which are then encased in a high impact plastic package. Component availability is subject to various lead times. The Company has also designed and developed the software necessary for the operation of its ignition interlock system. ASI maintains internal product controls which consist primarily of prototype production, test engineering, materials purchasing and quality control of its prototypes. The Company believes that its manufacturing arrangements are sufficient to satisfy anticipated future demands.

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

INSTALLATION AND SERVICE

         ASI has established a network of 15 independent representatives covering most of the United States which is divided into 16 exclusive territories. The representatives are responsible for the selection of entities who will act as the Company's State Operations and Certification Centers ("SOCC") (see "SOCC" discussion). The representative's responsibilities also include the recruitment and appointment of qualified, authorized independent dealers. All appointments within their territories are in accordance with the Company's instructions and specifications. Each appointed dealer signs an agreement with the Company which designates the dealer as either "Certified" or "Retail". Certified dealers are specifically equipped to sell, install and service the Company's products to the mandate market in addition to ASI's other target markets. Retail dealers have no mandate market responsibility and are limited to marketing and installation solely in the voluntary and commercial markets. All SOCC entities also sign ASI's Certified Dealer Agreement with an added Supplement which further defines their role beyond the regular activities of a certified dealer. (See "Marketing and Distribution".)

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

         ASE was formed in October, 1996 by ASI and Michael Ghazarian (a member of the Company's Board of Directors), and the managing director of Digital Vehicle Security Systems. ASE is owned 80% by ASI and 20% by Michael Ghazarian. ASE was formed primarily as an opportunity for ASI to supervise its own manufacturing and distribution processes.

         Michael Ghazarian in July, 1996 executed a consulting agreement with the Company whereby Mr. Ghazarian was to assume responsibility for all mold making and tooling for the Sens-O-Lock(TM) and the production process; from establishing the final design through the manufacturing of initial and ongoing production of Sens-O-Lock(TM) devices. Mr. Ghazarian is also a director/owner of Scarico U.K., Ltd. At present, it is the intention of the Company to have its products manufactured by Scarico. The term of this agreement was for six
(6) months with a consulting fee of $100 per month. All inventions and patents developed by Mr. Ghazarian during the term of this agreement were to be assigned to ASI. The Company would own all molds and tooling upon payment to Mr. Ghazarian.

WEATHEREYE(TM) HEADLIGHT MANAGEMENT SYSTEM

         In August, 1996, the Company entered into an agreement with a corporation that is owned by Joseph M. Lively, Esq., a member of the Company's Board of Directors. Mr. Lively, along with others, invented a certain technology which automatically turns on the headlights of automobiles to varying capacities, daytime running lights, as well as automatically putting on the vehicles headlights and taillights on at full capacity when the windshield wipers are turned on. The Company is marketing this technology under the name of WeatherEye(TM) Intelligent Headlight Management System.

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

         In its attempt to expand its market potential, the Company has modularized the various components that comprise the WeatherEye(TM) Intelligent Headlight Management System. The rationale was that certain features of the WeatherEye(TM), such as daytime running lights, were being included on newer car models.

         Believing that consumers would be reluctant to purchase a headlight management system that contained a feature that was standard equipment on their vehicle was the catalyst for the modulazation of WeatherEye(TM).

         The consumer now has the ability to select certain or all of the features which the WeatherEye(TM) Intelligent Headlight Management System can provide, by way of a modular system.

         Daytime running lights have been proven as an effective means in reducing accidents. Insurance companies have realized this and many offer premium discounts to drivers whose autos are equipped with this feature.

         Many states require the headlights and taillights to be put on when the windshield wipers are in use. The WeatherEye(TM) puts these lights on automatically when the windshield wipers are turned on and turns them off automatically when the wipers are turned off.

         Additionally, since WeatherEye(TM) "thinks" for itself, you will not have to be concerned about discovering a dead battery as a result of leaving your lights on. When the ignition is turned off, all the vehicle's lights are automatically shut off. According to the American Automobile Association, they made 27.5 million service calls due to dead batteries in 1995.

         WeatherEye(TM) Intelligent Headlight Management System is a system which provides the safety of daytime running lights not just in daytime, but around the clock, automatically adapting to the safest setting for any driving condition. It automatically performs all the following function:

    o in daylight, headlights are on at reduced power whenever the vehicle is running;
    o at dusk, headlights are raised to full brightness, dash and taillights are on;
    o when wipers are switched on, headlights are raised to full brightness, dash and taillights are on;
    o when wipers are switched off, headlights are raised to full brightness and all others automatically adjust to appropriate intensity;
    o when the ignition is turned off, all lights go off and
    o valet - lights remain on for 45 seconds after vehicle is turned off.

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

         The Company was recently served with a Demand to Arbitrate by a former employee. Claimant is seeking $75,000 and approximately 36,000 stock options as damages. The Company has recently filed its answer to this demand. At this time, it is too early to determine the outcome of this action and therefore the Company has not made any provision in its financial statements.

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

         The Company's loss from operations for the year ended December 31, 1996 was $6,161,934 as compared to $3,370,307 for the year ended December 31, 1995, an increase of $2,791,627, or 82%. Expenditures on research and development increased to $913,456 for the period compared to $894,793 for the prior period, an increase of $18,663, or 2%. General and administrative expenses increased to $3,101,571 for the period compared to $1,512,938 for the prior period, an increase of $1,588,633 or 105%. The increase in general and administrative expenses are a result of the Company's efforts to develop a distribution network, begin marketing efforts for its Sens-O-Lock(TM) products and for the relocation and expansion of its corporate offices. The Company incurred costs relating to the hiring of marketing and selling personnel and other marketing costs, increased rental costs and administrative personnel in its corporate offices and an increase in overhead costs such as insurance, telephone and utilities.

         For the year ended December 31, 1996 the Company recorded litigation settlement expenses of $1,591,496, which were substantially funded by shares donated by the principal shareholders as compared with $990,000 for the year ended December 31, 1995.

         In connection with problems encountered with the contract manufacturer of its initial Sens-O-Lock(TM) units, the Company wrote off certain inventory, aggregating approximately $556,000. The Company presently has an inventory of approximately $287,000, after all writedowns. The Company is now placing its efforts and resources toward the manufacturing of its new Alcohol Specific Technology Sens-O-Lock(TM) ("AST"); representing the Company's future.

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

         In December 1996, the Company completed a transaction with American International Insurance Company ("AIIC"), a subsidiary of American International Group, Inc., whereby AIIC made a $2.5 million investment in ASI in return for Convertible Preferred Stock and Warrants.

         This capital infusion has allowed the Company to continue its research and development with regard to the alcohol specific technology and to purchase components for the manufacture of the Company's products and to continue Company operations.

         Management believes that its current cash investments and future funds from the sale of its WeatherEye(TM) products will be sufficient to operate the Company through the end of 1997. In order to preserve its cash, management substantially reduced its operating expenses and deferred approximately 50% of management's salaries.

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

DR. STEVEN A. MARTELLO, VICE PRESIDENT, CHIEF OPERATING OFFICER AND DIRECTOR

         Dr. Steven A. Martello has served in the capacity of Chief Operating Officer and a Director since July, 1992. From 1984 to 1990 he was engaged as a deputy to the Director of Presidential Advance Operations with the White House. He has held various corporate management positions including that of Vice President at Worldlink Information Systems, Inc. and at companies including General Mills, Inc. and Dr. Martello has served as a director of the Industry Advisory Board to the American Association of Motor Vehicle Administrators ("AAMVA") , assisting in liaison with Department of Motor Vehicle Commissioners and industry.

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

Item 10. Executive Compensation

         The following table summarizes the compensation earned by the Chief Executive Officer and one other executive officer who earned compensation of approximately $100,000 for the last fiscal year:


                          SUMMARY COMPENSATION TABLE
------------------------------------------ ----------- ------------------ ----------- --------------------- ---------------------
                                                            Salary          Bonus         Other Annual           Long Term
       Name and Principal Position            Year            ($)            ($)          Compensation          Compensation
------------------------------------------ ----------- ------------------ ----------- --------------------- ---------------------

Robert B. Whitney, CEO                        1996          $99,944           -                -                     -
------------------------------------------ ----------- ------------------ ----------- --------------------- ---------------------
John T. Ruocco, Sr. Exec. VP                  1996          $99,944           -                -                     -
------------------------------------------ ----------- ------------------ ----------- --------------------- ---------------------

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

1995 STOCK OPTION PLAN

         In 1996, the Company has adopted, the Company's 1995 Incentive Stock Option Plan ("Plan") . The Board believes that the Plan is desirable to attract and retain executives and other key employees of outstanding ability. Under the Plan, options to purchase an aggregate of not more than 600,000 shares of Common Stock may be granted from time to time, of which 300,000 are allocated for employees and 300,000 options are allocated for outside directors and consultants to the Company.

         The Plan is administered by the Board of Directors which may empower a committee of directors to administer the Plan. The Board is generally empowered to interpret the Plan, prescribe rules and regulations relating thereto, determine the terms of the option agreements, amend them with the consent of the optionee, determine the employees to whom options are to be granted, and determine the number of shares subject to each option and the exercise price thereof. The per-share exercise price for incentive stock options ("ISO") and for non-qualified stock options ("NQSO") will not be less than 100% of the fair market value of a share of the Common Stock on the date the option is granted (110% of fair market value on the date of grant of an ISO if the optionee owns more than 10% of the Common Stock of the Company). Upon exercise of an option, the optionee may pay the purchase price with previously acquired securities of the Company, or at the discretion of the Board, the Company may loan some or all of the purchase price to the optionee.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information regarding beneficial ownership of the Company's Common Stock entitled to vote as of December 31, 1996 and March 31, 1996 by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock,
(ii) each director and executive officer of the Company individually, and
(iii) all directors and executive officers as a group.

                                                                    NUMBER OF SHARES OF
                                                                      OPTIONS/WARRANTS     PERCENT OWNERSHIP OF THE CAPITAL
                                 NUMBER OF SHARES OF COMMON STOCK     EXERCISABLE FOR                    STOCK
                                               OWNED                                          (ON A FULLY DILUTED BASIS)
                                                                      COMMON STOCK OWNED
        NAME & ADDRESS            AS OF 12/31/96     AS OF 3/31/97                           AS OF 12/31/96     AS OF 3/31/97
        --------------            --------------     -------------    ------------------     --------------     -------------
                                        (1)             (1) (4)                                   (1)              (1) (4)

Robert B. Whitney
11 Oval Drive
Islandia, NY  11722                   646,082           566,260                                  7.41%              6.73%

John T. Ruocco
11 Oval Drive
Islandia, NY  11722                   646,082           566,260                                  7.41%              6.73%

Michael A. Sylvester
11 Oval Drive
Islandia, NY  11722                   646,082           566,260                                  7.41%              6.73%

Dr. Steven A. Martello
11 Oval Drive
Islandia, NY  11722                   150,000           110,888                                  1.72%              1.32%

Ariel Enterprises (3)
11 Oval Drive
Islandia, NY  11722                   180,000           180,000            100,000               3.17%              3.33%

Joseph M. Lively
11 Oval Drive
Islandia, NY  11722                   39,850            39,850             140,000               2.03%              2.10%

Michael Ghazarian
11 Oval Drive
Islandia, NY  11722                    5,000             5,000             100,000               1.19%              1.23%

J. Ernest Hansen (2)
505 Carr Road
Wilmington, DE  19809                    0                 0                  0                    0                  0

American International
Insurance Company (2)
505 Carr Road
Wilmington, DE  19809                 555,556           555,556            833,333               13.74%            14.16%
                                      -------           -------            -------               ------            ------

TOTALS                               2,868,652         2,590,074          1,173,333              40.85%            39.24%
                                     =========         =========          =========              ======            ======

All officers and directors as a group are seven.
Michael A. Sylvester and John T. Ruocco, officers and directors of the Company are brothers-in-law.
(1) The Company presently has 8,721,018 and 8,416,018
common shares outstanding as of December 31, 1996 and March 31, 1997 respectively.
(2) J. Ernest Hansen is President of American International
Insurance Company ("AIIC"), who is the beneficial owner of the Company shares as a result of a Convertible Preferred Stock and Warrant Purchase Agreement with the Company dated December 20, 1996. Pursuant to the terms of this Agreement, 555,556 shares of Common Stock may be issued upon conversion of the Preferred Stock and 833,333 shares of Common Stock may be issued upon the exercise of the Warrants. The Agreement grants AIIC anti-dilution rights, and provides for dividend payments of 9% paid semi-annually, in June and December. This dividend payment may be paid in the form of cash or stock for the first two years of the Agreement. Therefore, the Company has reserved 833,333 shares of Common Stock in the event the dividends are to be paid in the form of stock.
(3) Ariel Enterprises is a trust that has been established for the benefit of the Martello family.
(4) Gives effect to the contribution of
315,000 shares of Common Stock by certain officers in connection with a litigation settlement.

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

         Some of the officers were named as parties to some of the litigation actions both settled and currently pending. These officers have donated a portion of their personal stock holdings toward the settlement of certain actions. (See "Legal Proceedings and Settled Litigation".)

         Michael Ghazarian, a Director of the Company, is the managing director of Digital Vehicle Security Systems ("Digital"), the company that had signed an agreement with ASI to be the distributor of its products in Europe.

         Mr. Ghazarian is also a 20% owner of Alcohol Sensors Europe, Plc., a subsidiary of the Company. The agreement ASI had with Digital was subsequently assigned to ASE.

         Mr. Ghazarian is also the director/owner of Scarico UK, Ltd., which manufactures electronic components in a manufacturing cooperative located in Varese, Italy. At present, it is the intention of the Company to have its products manufactured by Scarico.

         In 1996, the Company was charged approximately $174,000 for molds, tooling and operating expenses from Digital and Scarico UK, Ltd.

         Michael Ghazarian originally entered into an agreement with ASI in October, 1993 with an anticipated delivery of Sens-O-Lock product to begin in April, 1994. The Company entered into this agreement with Michael Ghazarian because of his knowledge and experience in the automotive aftermarket industry as well as the ability to capitalize on his European distribution capabilities.

         In May, 1996, the Company and Mr. Ghazarian re-affirmed their prior agreement of October, 1993.

         The Company, after experiencing the problems associated with its initial product launch as well as recognizing Mr. Ghazarian's vast experience as an aftermarket product manufacturer, elected to enter into a consulting agreement with Mr. Ghazarian. The consulting agreement was for a duration of six (6) months with a fee to be paid by ASI of $100 per month, plus pre-approved expenses. Mr. Ghazarian assumed total responsibility for building molds and tooling for the Sens-O-Lock(TM) and completing the Company's proprietary air tube design. ASI would retain ownership of the molds aNd tooling upon conveyance of the final payment to Mr. Ghazarian. Mr. Ghazarian would convey all rights, title and interests to all inventions and patents produced and developed in accordance with this agreement. In consideration of Mr. Ghazarian's successful completion of the tasks under the Consulting Agreement, the Company awarded him 100,000 stock options at a strike price of $3.00.

         Subsequent to the consulting agreement, the Company believed that it was in its interest, particularly in light of the importance that the Sens-O-Lock be manufactured properly, that Mr. Ghazarian receive a substantial vested interest in the manufacturing of the Company's products. Therefore, the Company formed a subsidiary, ASE, owned 80% by ASI and 20% by Mr. Ghazarian, to supervise the final research and development and industrialization of the new technology and manufacturing and quality assurance of ASI's Sens-O-Lock(TM) products. ASE shall supervise the manufacturing To be performed by Mr. Ghazarian's company, Scarico UK, in Varese, Italy.

         Joseph Lively, a director and the Company's Corporate Counsel, is one of the inventors of the product that eventually became the Company's WeatherEye(TM) series. He is the sole shareholder of a company that was assigned the pateNt rights to this product. This company and ASI entered into an agreement in August, 1996 whereby ASI was provided with certain exclusive marketing and manufacturing rights to the product. The Company is obligated to pay a royalty of between $0.19 and $2.00 per unit.

                                   SIGNATURE

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ALCOHOL SENSORS INTERNATIONAL, LTD.



Dated: April 15, 1997                By: ______________________________________
                                     Robert B. Whitney, CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated: April 15, 1997                 _________________________________________
                                      Robert B. Whitney



Dated: April 15, 1997                 _________________________________________
                                      John T. Ruocco



Dated: April 15, 1997                 _________________________________________
                                      Steven A. Martello



Dated: April 15, 1997                 _________________________________________
                                      Michael A. Sylvester



Dated: April 15, 1997                 _________________________________________
                                      Michael Ghazarian



Dated: April 15, 1997                 _________________________________________
                                      Joseph M. Lively



Dated: April 15, 1997                 _________________________________________
                                      J. Ernest Hansen

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

                                   PART IV

Item 13. Exhibits and Reports on Form 8-K

(a)               Exhibits:

                  10.1     Digital Vehicle Security Systems Agreement, dated
                           October 21, 1993
                  10.2     Re-affirmation of October 21, 1993 Digital Vehicle
                           Security Systems Agreement, dated May 9, 1996
                  10.3     Digital Vehicle Security Systems and Michael
                           Ghazarian Consulting Agreement, dated July 1, 1996
                  10.4     Assignment of Digital Vehicle Security Systems
                           Agreement to Alcohol Sensors Europe, Plc., dated
                           October 30, 1996
                  10.5     Employment Agreement with Dr. Steven A. Martello
                  10.6     Employment Agreement with Michael A. Sylvester
                  10.7     Certificate of Incorporation ASE
                  10.8     Organization ASE
                  10.9     WeatherEye Agreement and Amendment
*                10.10     Underwriting Agreement
*                10.11     Selected Dealer Agreement
*                10.12     Certificate of Incorporation
*                10.13     Amendment to the Certificate of Incorporation
*                10.14     By-Laws
*                10.15     Certificate for Shares of Stock
*                10.16     Certificate for Redeemable Common Stock Purchase
                           Warrant
*                10.17     Underwriters Unit Purchase Option
*                10.18     Opinion Regarding Legality
*                10.19     Warrant Agreement
*                10.20     Scott Consulting Agreement
*                10.21     Scott Merger and Acquisition Agreement
*                10.22     Employment Agreement with Robert B. Whitney
*                10.23     Employment Agreement with John T. Ruocco
*                10.24     Lease for New York Facility
*                10.25     1995 Stock Option Plan
*                10.26     Squillante Consulting Agreement
*                10.27     Texas Interlock Marketing Agreement
*                10.28     Boyle Marketing Agreement
*                10.29     Representative Agreement
*                10.30     Certified Dealer Agreement
*                10.31     State Operations and Certification Center Agreement
*                10.32     Retail Dealer Agreement
*                10.33     Consent of Richard A. Eisner & Company, LLP
*                10.34     Consent of Counsel
*PREVIOUSLY FILED
                 11        Statement of Computation of Loss Per Share Amounts

                 21        Subsidiary of the Registrant

(b)               Reports on Form 8-K

         1.       12/20/96

                           Convertible Preferred Stock and Warrant Purchase Agreement Shareholders Agreement

Exhibit 21        Subsidiaries of the Registrant

         1. On October 9, 1996, Alcohol Sensors Europe, Plc., a subsidiary of the Company, was incorporated in the United Kingdom.

                  The subsidiary is owned 80% by the Company and 20% by Michael Ghazarian.