Form 10QSB
period 1997-03-31
ALCOHOL SENSORS INTERNATIONAL LTD
filed 1997-05-20
CIK 929313

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB



(Mark one)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

  [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

         For the transition period from ____________ to _____________

                        Commission file number  0-26998
                                               ---------

                      ALCOHOL SENSORS INTERNATIONAL, LTD.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          New York                                      11-310 4480
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer identification No.)
incorporation or organization)

                    11 Oval Drive, Islandia, New York 11722
                   ----------------------------------------
                   (Address of principal executive offices)

                                 516-342-1515
                          ---------------------------
                          (Issuer's telephone number)

                                Not Applicable
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such report (s), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [ ]  No [X]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock, $.001 par value - 8,741,018 shares outstanding as of May 14, 1997.

Transitional Small Business Disclosure Format:  Yes       No  X
                                                   -----    -----

                                     INDEX

              ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY



PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED)

              Condensed consolidated balance sheets - December 31, 1996 and March 31, 1997 (Unaudited).

              Condensed consolidated statements of operations - Three months ended March 31, 1997 and 1996 (Unaudited).

              Condensed consolidated statements of cash flows - Three months ended March 31, 1997 and 1996 (Unaudited).

              Notes to condensed consolidated financial statement -

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

ITEM 2.       CHANGES IN SECURITIES

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.       OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

PART I.  ITEM 1

              ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                  March 31, 1997
                                                      December 31, 1996             (Unaudited)
                                                      -----------------             -----------
         ASSETS
Current assets:
      Cash and cash equivalents......................      $3,042,051              $1,838,732
      Accounts receivable............................          16,392                   2,562
      Inventory......................................         287,462                 478,795
      Prepaid expenses...............................         138,295                 116,744
                                                        -------------            ------------
         Total current assets........................       3,484,200               2,436,833
Fixed assets-net.....................................         367,618                 346,618
Other assets ........................................          23,084                  23,084
                                                        -------------            ------------
             TOTAL...................................      $3,874,902              $2,806,535
                                                        =============              ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable...............................        $703,955                $453,904
      Accrued expenses...............................         215,802                 152,267
      Due to Related Party...........................         153,513                  99,336
      Loans payable and accrued interest
         to officers/stockholders....................         282,880                 285,466
      Note payable...................................         500,000                 500,000
      Deposits.......................................          10,000                  10,000
                                                        -------------            ------------
         Total current liabilities...................       1,866,150               1,500,973
                                                        -------------            ------------

      Accrued litigation settlement cost.............       1,208,813                  64,969
                                                        -------------            ------------

      STOCKHOLDERS' EQUITY
SeriesA nonredeemable, 9% cumulative preferred stock
      3,000,000 shares authorized, 833,333 issued and
      outstanding (liquidation value $2,563,125).....       2,500,000               2,500,000
Common stock $.001 par value, 25,000,000 shares
      authorized, 8,776,690 issued at
      December 31, 1996 and 8,796,690
       issued at March 31, 1997......................           8,777                   8,797
Additional paid-in capital...........................      11,419,483              12,593,307

Accumulated deficit..................................     (12,900,000)            (13,633,351)
Accumulated foreign currency translation
      adjustment.....................................         (5,633)                  (5,472)
                                                        -------------            -------------
             TOTAL...................................       1,022,627               1,463,281
                                                        -------------            ------------
Less treasury stock, at cost, 55,672 shares
      of common stock................................       (222,688)                (222,688)
                                                            ---------            -------------
Total Stockholders' equity...........................         799,939               1,240,593
                                                        -------------            ------------
         TOTAL.......................................      $3,874,902              $2,806,535
                                                           ==========            ============



                  The attached notes are made a part hereof.

              ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                      Three Months
                                                         Ending
                                                     March 31, 1997
                                               --------------------------
                                                     1996            1997
                                                     ----            ----

Net sales...................................           --          $1,043
Cost of goods sold..........................           --             563
                                                ---------       ---------
Gross profit................................           --             480

Costs and expenses:
    Cost of merchandise shipped -
      subsequently recalled (Note C)........     $262,354              --
    Research and development................      111,156          87,703
    Selling, general
    and administrative......................      605,955         663,934
                                                  -------       ---------
Loss from operations........................     (979,465)       (751,157)
Interest and other income...................       35,997          27,027
Interest expense............................       (8,996)         (9,221)
                                                ----------      ----------
NET (LOSS)..................................    $(952,464)      $(733,351)
                                                ==========      ==========


Net loss per common share...................        $(.11)          $(.09)
                                                ==========      ==========



Weighted average number of
shares outstanding..........................    8,418,170       8,737,685
                                                =========       =========











                  The attached notes are made a part hereof.

              ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                   ------------------------
                                                                                   1996                1997
                                                                                   ----                ----
Cash flows from operating activities:
    Net (loss) .................................................................  $  (952,464)   $  (733,351)
    Adjustments to reconcile net (loss) to net cash (used in) operating activities:
    Depreciation and amortization ..............................................       14,000         21,000
    Changes in operating assets and liabilities:
          (Increase) Decrease in accounts receivable ...........................       (1,131)        13,830
          (Increase) in inventory ..............................................     (251,274)      (191,333)
          (Increase) Decrease in prepaid expenses
               and other current assets ........................................      (41,219)        21,551
          (Decrease) is due to related party ...................................                     (54,177)
          Increase (Decrease) in accounts payable and  accrued
               expenses ........................................................        2,512       (313,584)
          Increase in deposit ..................................................        3,481           --
          Increase in accrued interest to officers .............................         --            2,584
          Other ................................................................         --              161
                                                                                  -----------    -----------
        Net cash (used in) operating activities ................................   (1,226,095)    (1,233,319)
                                                                                  -----------    -----------
Cash flows from investing activities:
     Sales of marketable securities ............................................      502,176           --
     Acquisition of fixed assets ...............................................      (31,236)          --
                                                                                  -----------    -----------
        Net cash provided by financing activities ..............................      470,940           --
                                                                                  -----------    -----------
Cash flows from financing activities:
     Proceeds from sale of common stock ........................................        4,350         30,000
     Proceeds from notes payable ...............................................      400,000           --
                                                                                  -----------    -----------
           Net cash provided by financing activities ...........................      404,350         30,000
                                                                                  -----------    -----------
NET (DECREASE) IN CASH .........................................................     (350,805)    (1,203,319)
Cash -- beginning of period ....................................................      524,231        304,205
                                                                                  -----------    -----------
CASH -- END OF PERIOD ..........................................................  $   173,426    $ 1,838,732
                                                                                  ===========    ===========

Supplemental disclosure of non-cash financing activities:
         In March 1997, certain officers and members of management contributed
         315,000 shares of stock to the Company to settle litigation for approximately $1,444,000


Supplemental disclosure of cash flow information:
         Interest paid during the period .......................................       $2,694         $6,635




                  The attached notes are made a part hereof.

              ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(NOTE A) -- BASIS OF PRESENTATION AND THE COMPANY

         (1)      Basis of presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB and
Article 3 of Regulations S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

         The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principals for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the annual report on Form 10-KSB/A No. 1.

         (2)      The Company

         Alcohol Sensors International, Ltd., ("the Company") was incorporated on February 14, 1992, for the development and commercial exploitation of a Breath Alcohol Ignition Interlock Device ("BAIID"). In October 1996, the Company incorporated a subsidiary in the United Kingdom, Alcohol Sensors Europe, Plc of which it owns 80% of the outstanding stock. All significant intercompany balances and transactions have been eliminated.

(NOTE B) -- SIGNIFICANT ACCOUNTING POLICIES

         (1)      Loss per share of common stock:

         Net loss per share of common stock is based on the weighted average number of shares outstanding during each period.

         (2)      Inventory

         Inventory consisting of electronic components, is stated at the lower of cost (first in - first out basis) or market. Inventory is comprised of finished goods, work in process, and components.

(NOTE C:)         PRODUCT RECALL

         In the late spring of 1996, the Company became aware of inconsistencies in certain integral components manufactured for the Company and other manufacturing and quality control problems. The Company discontinued manufacturing of the Sens-O-Lock(TM) units and recalled its product. In the accompanying statement of operations for the quarter ended March 31, 1996, the Company has adjusted for sales returns related to the subsequent recall of its product.

         The Company then determined it would develop a new technology to improve its Sens-O-Lock units rather than re-visit the then existing technology and solve the manufacturing and production difficulties. The Company chose to pursue the path of the new technology to better position its product in the market place. During the second quarter of 1996, the Company wrote down its inventory by approximately $556,000.

(NOTE D:)         NOTE PAYABLE

         The Company has a line of credit of $500,000, bearing interest at the prime rate, and is secured by a $500,000 certificate of deposit. The amount outstanding at March 31, 1997 was $500,000.

              ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY
              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

(NOTE E:)         LEGAL PROCEEDINGS AND SETTLED LITIGATION

         The Company was named as a defendant in an action commenced in the United States District Court for the Eastern District of New York in July 1996. The plaintiff had sought $9 million in damages plus 100,000 shares of the Company's stock, alleging he performed certain work for the Company as an independent contractor and was never compensated for the services he performed. The Company's position is that the plaintiff in this action failed to provide the services as contracted and was not entitled to receive any payment. Defendant had submitted its answer and Management believes the claims alleged in this lawsuit are frivolous and is defending the action vigorously. At this time, it is too early to determine the outcome of this action and, therefore, the Company has not made any provision in the accompanying financial statements.

         In July 1996, the Company and certain of its officers were named as defendants in an action commenced in the Supreme Court of the State of New York, Orange County, by two individuals claiming an equity interest in the Company, as well as damages of $18.5 million, based upon a purported agreement with another company, Alcohol Sensors, Inc., with which the claimants, certain officers of the Company and others were affiliated in 1989, and a claim that one of the plaintiffs is the inventor of the technology that the Company is using. Management agreed to settle this action in February, 1997, subject to the approval of the Court, for a total of 315,000 shares of the Company's common stock and certain members of management have donated their private shares in March 1997, to provide for the settlement.

         The Company and certain of its officers were named as defendants in an action commenced in the United States District Court for the Eastern District of New York in March 1996, by a stockholder seeking $2 million in alleged damages as a result of the Company's handling of a prior action, BARRY BEYER, ET AL V. ALCOHOL SENSORS INTERNATIONAL, LTD., ET AL. This previous action was settled for a total of $382,675. In connection therewith, certain members of management contributed 55,672 of their private shares of stock to the Company along with $107,642 in cash. As a result of the Beyer settlement, management believes this settlement renders the claims of the present action without merit and is vigorously defending the present action.

         This Company was served with a Demand to Arbitrate and a Statement of Claim by an individual who had performed engineering services for the Company on a consulting basis. Claimant sought $650,000 and 114,449 shares of stock in damages. The Company settled this matter in a Mediation Conference and has agreed to transfer to claimant 27,500 shares of stock in full satisfaction of all claims in this action. The Company accrued the settlement in December 1996.

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

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

         ALCOHOL SENSORS INTERNATIONAL, LTD. ("ASI" and the "Company") was incorporated in February, 1992 to market and sell its patent pending line of ignition interlock devices to the corporate/commercial and individual markets under the Sens-O-Lock brand name. The Company's equipment is designed to detect, evaluate and assist in the prevention of an alcohol impaired driver from operating a vehicle.

                ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

         Since inception, ASI has been engaged primarily in research and development. In late 1995, the Company's Sens-O-Lock(TM) unit was certified to be in compliance with National Highway Traffic Safety Administration ("NHTSA") guidelines and several individual states including New York, California and Texas. In early Spring of 1996, the Company began shipping its first series of Sens-O-Lock(TM). In the late Spring of 1996, the Company became aware of inconsistencies in certain integral components manufactured for the Company and other manufacturing, and quality control problems. Despite field testing, these problems were primarily of the type and nature that were not detectable until the product was out in the field in a variety of environments and uses, As a result, in late spring 1996, the Company discontinued manufacturing of the Sens-O-Lock(TM) units.

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

         The development of this new technology, which has been developed in cooperation with a third party with whom the Company has signed an exclusive contract has taken longer to bring to market than had been anticipated. The manufacturing process is being refined to meet the Company's strictest procedures and economic manufacturing requirements, before being placed into the production process.

         In determining to pursue this new technology for long term competitive advantages, management considered that this technology would not be available for a number of months. The Company, therefore, spent funds on research and development it previously believed would not be necessary. However, management believes the decision it made was in the long term best interest of the Company. Management has reduced the Company's workforce and other operating expenses, including deferring management's salaries by approximately 50% until the Sens-O-Lock(TM) is ready for production.

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

         Once research and development is completed the Company will begin conducting various tests upon the prototypes that will be built. These pre-production prototypes will be placed in U.S. and European automobiles in June 1997. The Company then expects to be retooling, completing final parts procurement and preparing for production during late July and August, with initial production and shipment expected in September 1997. Afterwards, the product will undergo certification testing. Management believes that a product will be available in the second half of 1997.

         Management believes that Alcohol Sensors International, Ltd.'s products as currently designed will be superior in performance to those of its competitors in many respects, including accuracy and reliability which obviates the need for calibration. Further, the Company's product is available with a multi-lingual speech guide for user operation.

                ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

         The Company is continuing its development of a network of independent representatives and dealers covering most of the Continental United States to sell, install and service its products. The Company's business strategy will concentrate on penetrating three markets - the mandate market by obtaining approval in states which require convicted drunk drivers to install an ignition interlock device after one or more convictions; the voluntary market which includes parents of teenage drivers; and the commercial market comprising fleet owners of truck, buses and taxi fleets, and will seek insurance discounts to help drive the market for its products.

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

RECENT DEVELOPMENTS

         On April 17, 1997, ASI underwent a management change due to a serious medical condition to its President and Chief Executive Officer, Mr. Robert B. Whitney.

         Robert B. Whitney, a founder of the Company, informed the Company and its Board of Directors that his physical condition had deteriorated to such a point over the past few months that he found it increasingly difficult to carry out the duties of his position.

         At an emergency Board of Directors meeting held on Thursday, April 17, 1997, the Company had decided that Dr. Steven A. Martello would assume the role of Acting President and assume the responsibilities for the Company's finances on a day to day basis effective immediately, thereby relieving Mr. Whitney of all administrative duties.

         At this same meeting, the following management changes were also resolved:

  o Mr. Michael A. Sylvester will retain his titles of Treasurer and Chief Financial Officer, and in addition, will serve as Executive Vice President of Sales.

  o Mr. John T. Ruocco will continue in his duties as Sr. Executive Vice President and will assist Mr. Sylvester in establishing sales and distribution channels.

  o Mr. Michael Ghazarian will remain as head of all engineering, research and development, manufacturing and production.

  o Mr. Joseph M. Lively, Esq. will retain the title of Corporate Counsel, and has been appointed as Acting Vice President and Chief Operating Officer.

         On May 7, 1996, the Board of Directors unanimously passed a resolution which made the appointment of Dr. Martello as Acting President, permanent.

RESULTS OF OPERATIONS

         Three Months Ended March 31, 1997, and March 31, 1996

         The Company had net sales of $1,043 for the three months ended March 31, 1997 and after adjusting for the subsequent recall of its product had no net sales for the three months ended March 31, 1996.

         For the three months ended March 31, 1996, the Company has recorded costs of $262,354 associated with the product shipped during the period and subsequently recalled.

              ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

         The Company recognized a loss from operations for the three months ended March 31, 1997 in the amount of $751,157, as compared to $979,465 for the three months ended March 31, 1996. Expenditures on research and development decreased to $87,703 for the period, compared to $111,156 for the prior period, a decrease of approximately $23,453 or 21%. General administrative expenses increased to $663,934 for the period compared to $605,955 for the prior period, an increase of approximately S57,979 or 10%, reflecting an increase in funds used in marketing and selling its product, and has just recently instituted its conservation of funds. During the three months ended March 31, 1997, the Company recognized $27,027 interest and other income as compared with S35,997 in the three months ended March 31, 1996.

         The loss for the three months ended March 31, 1997 was $733,351 or $.09 per share compared to $952,464 or $.11 per share for the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         On November 9, 1995, the Company successfully completed its initial public offering selling 1,000,000 Units, each comprised of two shares of common stock, one redeemable Class "A" common stock purchase warrant exercisable after November 9, 1996 at $3.75 per share and 1/2 redeemable Class "B" common stock purchase warrant exercisable after November 9, 1996 at $5.00 per share. On December 19, 1995 the Underwriters' overallotment option of 150,000 Units was exercised in full. The Company's net proceeds from its initial public offering were approximately $5,800,000. In 1996 through March 31, 1997, the Company received $466,000 from the exercise of warrants. The Company has loans and accrued interest to officers of approximately $300,000 which it intends to repay from cash generated from operations. The Company has obtained a $500,000 line of credit with Bank of New York at 5.25% as secured by a $500,000 Certificate of Deposit.

         As A result of the Company's decision to halt production and shipment of its original interlock series, ASI had, no stream of revenues. The Company halted production due to problems in late spring of 1996 that were encountered during the manufacturing process, performed by third party contractors. The Company wrote off approximately $556,000 of inventory in the second quarter of 1996 as a result of these problems. This, coupled with the cost of the research and development of its new technology, created a strain on the Company's financial situation.

         In approximately October, 1996, the Company found it necessary to look for additional funding. It was management's original intent to raise $2.5 million by means of an exempt offering pursuant to Rule 506 under Regulation D of the SEC Act of 1934. ASI had taken significant steps in raising the necessary capital by this route when it was presented with the unique opportunity to obtain this funding from a large insurance company.

         In December 1996, the Company completed a transaction with American International Insurance Company ("AIIC"), a subsidiary of American International Group, Inc., whereby AIIC made a $2.5 million investment in ASI in return for Convertible Preferred Stock and Warrants.

         This capital infusion has allowed the Company to continue its research and development with regard to the new technology and to purchase components for the manufacture of the Company's products and to continue Company operations.

         Management believes that its current cash investments and future funds from the sale of its WeatherEye(TM) products will be sufficient to operate the Company through the end of 1997. In order to preserve its cash, management substantially reduced its operating expenses and deferred approximately 50% of management's salaries.

         The Company has established a plan of operations in which it intends to purchase raw materials, components and manufacturing services to complete units which will be sold to the Company's dealer network. The Company intends to fund research and development, including engineering, personnel costs, laboratory equipment, purchases, rental costs and independent laboratory testing services. The Company may find the need to raise additional capital for purposes of continuing operations, to obtain components parts and for manufacturing. Management believes that this subject should be addressed at the completion of the research and development stage of the interlock device. There can be no assurance that such capital will be available on terms acceptable to the Company on a timely basis or at all.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See Footnote D to Financial Statement

ITEM 2.  CHANGES IN SECURITIES

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         NONE

Exhibit 11

              ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY
                         COMPUTATION OF LOSS PER SHARE
                                  (UNAUDITED)



                                                   Three Months Ended
                                                        March 31,
                                                        ---------
                                                1996                1997
                                                ----                ----

Net (loss)..............................      $ (952,464)          $(733,351)

Cumulative dividend of preferred stock..              --             (63,125)
                                            ------------        ------------

Net (loss) attributable to common
    stock...............................      $ (952,464)          $(796,476)
                                            ============        ============

Shares:
Weighted average number of common
   shares outstanding...................       8,418,170           8,793,357
                                            ============        ============


(Loss) per common share.................           $(.11)              $(.09)
                                            ============        ============

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               ALCOHOL SENSORS INTERNATIONAL, LTD.
                               (Registrant)



May 15, 1997                   By:  /s/
                                   ------------------------------------------
                                    Dr. Steven A. Martello
                                    President





May 15, 1997                   By:  /s/
                                   ------------------------------------------
                                    John T. Ruocco
                                    Sr. Executive Vice President





May 15, 1997                   By:  /s/
                                   ------------------------------------------
                                    Michael A. Sylvester
                                    Executive Vice President Sales, Treasurer,
                                    Chief Financial Officer