Form 10-Q
period 1997-06-30
ALCOHOL SENSORS INTERNATIONAL LTD
filed 1997-08-19
CIK 929313

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1997

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______to________


                         Commission file number: 0-26998


                       ALCOHOL SENSORS INTERNATIONAL, LTD.
       (Exact name of small business issuer as specified in its charter)


                New York                              11-3104480
      (State or other jurisdiction                    (IRS Employer
     of incorporation or organization)           Identification Number)


                     11 Oval Drive, Islandia, New York 11722
                    (Address of principal executive offices)


                                 (516) 342-1515
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $.001 per share - 8,741,018 shares outstanding as of August 8, 1997.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                          PART I. FINANCIAL INFORMATION



Item                                                                      Page

Item 1.   Condensed Consolidated Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets as of June 30, 1997
           and December 31, 1996. . . . . . . . . . . . . . . . . . . . . . .3
          Condensed Consolidated Statements of Income for the Three
           and Six Months Ended June 30, 1997 and 1996. . . . . . . . . . . .4
          Condensed Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 1997 and 1996. . . . . . . . . . . . . .5
          Notes to Condensed Consolidated Financial Statements. . . . . . . .6


Item 2.   Management's Discussion and Analysis or Plan of Operation. . . . .8

               ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                             June 30,            December 31,
                                                               1997                   1996
                                                           (Unaudited)               (Note)

                              ASSETS
Current assets:
 Cash and cash equivalents . . . . . . . . . . .           $ 1,117,415             $ 3,042,051
 Accounts receivable, net. . . . . . . . . . . .                31,093                  16,392
 Inventory . . . . . . . . . . . . . . . . . . .               528,968                 287,462
 Prepaid expenses. . . . . . . . . . . . . . . .               214,214                 138,295
                                                           -----------             -----------
      Total current assets . . . . . . . . . . .             1,891,690               3,484,200
Fixed assets, net. . . . . . . . . . . . . . . .               325,618                 367,618
Other assets . . . . . . . . . . . . . . . . . .                23,084                  23,084
                                                           -----------             -----------
                                                           $ 2,240,392             $ 3,874,902
                                                           -----------             -----------


               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable. . . . . . . . . . . . . . . .           $   352,619             $   703,955
 Accrued expenses. . . . . . . . . . . . . . . .                75,373                 215,802
 Due to related party. . . . . . . . . . . . . .                 4,616                 153,513
 Loans payable and accrued interest to
     officers/shareholders . . . . . . . . . . .               218,190                 282,880
 Note payable. . . . . . . . . . . . . . . . . .               500,000                 500,000
 Deposits. . . . . . . . . . . . . . . . . . . .                10,000                  10,000
                                                           -----------             -----------
   Total current liabilities . . . . . . . . . .             1,160,798               1,866,150
                                                           -----------             -----------
Accrued litigation settlement cost . . . . . . .                64,969               1,208,813
                                                           -----------             -----------
Shareholders' equity:
 Series A nonredeemable, 9% cumulative preferred stock:
   3,000,000 shares authorized; 833,333 issued and
   outstanding (liquidation value $2,619,375 at June
   30, 1997 and $2,506,875 at December 31, 1996)).           2,500,000               2,500,000
 Common stock, par value $.001 per share: 25,000,000
   authorized; 8,796,690 and 8,776,690 shares issued
   and outstanding as of June 30, 1997 and December
   31, 1996, respectively. . . . . . . . . . . .                 8,797                   8,777
 Additional paid-in capital. . . . . . . . . . .            12,828,307              11,419,483
 Accumulated deficit . . . . . . . . . . . . . .           (14,095,291)            (12,900,000)
 Accumulated foreign currency translation
   adjustment. . . . . . . . . . . . . . . . . .                (4,500)                 (5,633)
                                                           -----------             -----------
                                                             1,237,313               1,022,627
 Less treasury stock, at cost: 55,672 shares
   of common stock . . . . . . . . . . . . . . .              (222,688)               (222,688)
                                                           -----------             -----------
      Total shareholders' equity . . . . . . . .             1,014,625                 799,939
                                                           -----------             -----------
      Total liabilities and stockholders'
        equity . . . . . . . . . . . . . . . . .           $ 2,240,392             $ 3,874,902
                                                           -----------             -----------

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                  See notes to condensed financial statements.

               ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         Three Months Ended            Six Months Ended
                                              June 30,                      June 30,
                                          1997         1996           1997          1996

Net sales. . . . . . . . . . . . .      $   32,920   $      --     $   33,963    $       --
Cost of goods sold . . . . . . . .          17,770          --         18,333            --
                                        ----------   ---------     -----------   ----------
Gross profit . . . . . . . . . . .          15,150          --         15,630            --

Costs and expenses:
 Cost of merchandise shipped -
   subsequently recalled . . . . .              --     293,672             --       556,026
 Research and development. . . . .          65,093      72,287        152,796       183,443
 Selling, general and
  administrative . . . . . . . . .         419,670     662,253      1,083,604     1,268,208
Litigation settlement  . . . . . .              --     382,683             --       382,683
                                        ----------   ---------     -----------   ----------
      (Loss) from operations . . .        (469,613) (1,410,895)    (1,220,770)   (2,390,360)

Interest and other income. . . . .          15,905      12,981         42,932        48,978
Interest expense . . . . . . . . .          (8,232)    (12,722)       (17,453)      (21,718)
                                        ----------   ---------     -----------   ----------
      Net (loss) . . . . . . . . .      $ (461,940)$(1,410,636)   $(1,195,291)  $(2,363,100)
                                        ----------   ---------     -----------   ----------
Net (loss) per share . . . . . . .      $     (.06)$      (.17)   $      (.15)  $      (.29)
                                        ----------   ---------     -----------   ----------
Weighted average number of common
 shares outstanding. . . . . . . .       8,741,018   8,418,170      8,739,352     8,250,761


                  See notes to condensed financial statements.

               ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Six Months Ended June 30,
                                                               1997                 1996
Cash flows from operating activities:
Net (loss)                             . . . . . .         $ (1,195,291)       $ (2,363,100)
Adjustments to reconcile net (loss) to net cash
  (used in) operating activities:
 Depreciation and amortization . . . . . . . . . .               42,000               30,000
 Common stock issued for services and litigation
  settlement . . . . . . . . . . . . . . . . . . .                   --              990,000
Changes in operating assets and liabilities:
 (Decrease) in accounts receivable . . . . . . . .              (14,701)            (104,841)
 (Increase) decrease in inventory. . . . . . . . .             (241,506)            (227,793)
 (Increase) decrease in prepaid expenses and
   other current assets. . . . . . . . . . . . . .              (75,919)              41,957
 Decrease in restricted cash . . . . . . . . . . .                   --            1,017,317
 (Decrease) in amounts due to related party. . . .             (148,897)                  --
 (Decrease) in deposit . . . . . . . . . . . . . .                   --              (13,568)
 Increase (decrease) in accounts payable and
  accrued expenses . . . . . . . . . . . . . . . .             (326,765)              43,038
 Increase in accrued interest to officers. . . . . . . .          5,310                   --
 (Decrease) in accrued litigation settlement . . . . . .             --             (607,317)
 Other . . . . . . . . . . . . . . . . . . . . . . . . .          1,133                   --
                                                           -------------       --------------
      Net cash (used in) operating activities. . . . . .     (1,954,636)          (1,194,307)
                                                           -------------       --------------
Cash flows from investing activities:
Sales of marketable securities . . . . . . . . . . . . .             --            1,296,487
Acquisition of fixed assets . . . . . . . . . . .  . . .             --              (44,902)
                                                           -------------       --------------
      Net cash provided by investing activities. . . . .             --            1,251,585
                                                           -------------       --------------

Cash flows from financing activities:
Proceeds from sale of common stock . . . . . . . . . . .         30,000              116,538
Proceeds from notes payable. . . . . . . . . . . . . . .             --              500,000
                                                           -------------       --------------
      Net cash provided by financing activities. . . . . .       30,000              616,538
                                                           -------------       --------------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . .   (1,924,636)             673,816
Cash and cash equivalents - Beginning of period. . . . . .    3,042,051              524,231
Cash and cash equivalents - End of period. . . . . . . .    $ 1,117,415        $   1,198,047
                                                           -------------       --------------

Supplemental disclosure of non-cash financing activities:
     In March  1997,  certain  officers  and members of  management  contributed
315,000 shares of Common Stock to the Company to settle litigation that had been accrued in the amount of $1,143,844.
     In June 1997, certain officers exchanged $230,000 of liabilities for options to purchase 115,000 shares of Common Stock.
     In August 1997, the Company elected to issue an additional 39,972 shares of Series A Preferred Stock to the holder of the outstanding Series A Preferred
Stock in lieu of payment of a cash  dividend  of  $119,375  on such  outstanding
Series A Preferred Stock.

Supplemental disclosure of cash flow information:
Interest paid during the period. . . . . . . . . . . . . . .$    13,143        $      13,184

                    The attached notes are made a part hereof

               ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation.

     The accompanying unaudited condensed financial statements have been prepared by Alcohol Sensors International, Ltd. (the "Company"), without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB/A No. 1, filed on April 28, 1997 (Commission File No.: 0-26998).

     Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


2.   Significant Accounting Policies.

     Loss per share of common stock:

     Net loss per share of common stock is based on the weighted average number of shares outstanding during each period.

     Inventory:

     Inventory consisting of electronic components, is stated at the lower of cost (first in - first out basis) or market. Inventory is comprised of finished goods, of $20,678, and components of $508,290.


3.   Product Recall.

     In the late spring of 1996, the Company became aware of inconsistencies in certain integral components of the Company's Sens-O-Lock product manufactured for the Company and other manufacturing and quality control problems. The Company discontinued manufacturing of the Sens-O-Lock units and recalled the product. The statement of operations for the six months ended June 30, 1996 has been adjusted for sales returns related to the recall of the Sens-O-Lock product. During the second quarter of 1996, the Company determined to develop a new technology for its Sens-O-Lock product line and wrote down inventory by approximately $556,000 in connection thereto.


4.   Note Payable.

     The Company has a line of credit of $500,000, bearing interest at the prime rate, and is secured by a $500,000 certificate of deposit. The amount outstanding under this line of credit was $500,000 at December 31, 1996 and June 30, 1997. The amount of the certificate of deposit is included in cash and cash equivalents.

5.   Legal Proceedings.

     The Company and certain of its former officers were named as defendants in an action commenced in July 1997 in the New York State Supreme Court, New York County, in an action entitled Jack Gracian v. Alcohol Sensors International, Ltd., Robert B. Whitney and John T. Ruocco. The plaintiff alleges that, in July 1989, he entered into an agreement with the individual defendants and a company named "International Beverage Machine" pursuant to which he claims he paid certain funds which the individual defendants promised would be used to purchase stock in Alcohol Sensors, Inc., which plaintiff claims to be the predecessor to the Company. The plaintiff alleges damages of $13,500,000. The Company believes plaintiff's claims against the Company are without merit and intends to vigorously defend itself in this action. The Company is in the process of preparing its answer in this action. The ultimate outcome of this action is unknown at this time.


6.   Computation of Loss per Share.

     The Company's loss per share, as reflected in the condensed consolidated financial statements has been computed as follows:

                                                Three Months Ended              Six Months Ended
                                                     June 30,                       June 30,
                                               1997            1996            1997           1996

Net (loss) . . . . . . . . . . . . . .     $ (461,940)     $(1,410,636)    $(1,195,291)   $(2,363,100)
Cumulative dividend of preferred
 stock . . . . . . . . . . . . . . . .        (56,250)              --        (112,500)            --
                                           -----------     ------------    ------------   ------------
Net (loss) attributable to common
 stock . . . . . . . . . . . . . . . .     $ (518,190)     $(1,410,636)    $(1,307,719)   $(2,363,100)
                                           -----------     ------------    ------------   ------------
Weighted average number of common
 shares outstanding. . . . . . . . . .      8,741,018        8,418,170       8,739,357      8,250,761
                                           -----------     ------------    ------------   ------------
Net loss per share . . . . . . . . . .     $     (.06)     $      (.17)    $      (.15)   $      (.29)
                                           -----------     ------------    ------------   ------------

Item 2.   Management's Discussions and Analysis or Plan of Operations.

     Statements contained in this Quarterly Report on Form 10-QSB that are not based upon historical fact are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements included in this Form 10-QSB involve known and unknown risks, uncertainties and other factors which could cause actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the best estimates by the Company or future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward looking statements may be identified by the use of forward looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms.

     Potential risks and uncertainties include, among other things, such factors as the results of the Company's research and development efforts related to technology for the next generation Sens-O-Lock product, the quality of the components, manufacturing, design and quality control of the current and next generation of the Sens-O-Lock product, the enactment and enforcement of laws relating to the use of products such as the Company's Sens-O-Lock product in connection with sentencing for alcohol-related crimes and violations, the level of insurance industry adoption of discounts, if any, for the use of products such as the Company's Sens-O-Lock product, the amount of sales of the Company's products, the competitive environment within the industry in which the Company competes, the level and costs incurred in connection with the Company's product development efforts, market acceptance of the Company's products, certain technological considerations, competition, dependence on key personnel and the other factors including those disclosed and discussed in this "Item 2. Management's Discussion and Analysis or Plan of Operation" and in other sections of this Form 10-QSB. Readers of this Form 10-QSB should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward looking statements.

General

     The Company markets and sells electronic after-market safety products, including a patent-pending line of ignition interlock devices to the corporate/commercial and individual markets under the Sens-O-Lock brand name. The Company's Sens-O-Lock equipment is designed to detect, evaluate and assist in the prevention of an alcohol impaired driver from operating a vehicle. The Company also markets and sells, under the WeatherEye brand name, a line of modular products designed to automatically engage and adjust the headlights and taillights of automobiles depending upon weather and sunlight conditions.

     After the Company's initial sale of approximately 700 Sens-O-Lock units, the Company became aware in late Spring 1996 of inconsistencies in certain integral components manufactured for the Company and other manufacturing and quality control problems. As a result, in the second quarter of 1996, the Company discontinued manufacturing of the Sens-O-Lock product, recalled the Sens-O-Lock units which had been sold, ceased marketing efforts and wrote down its inventory by approximately $556,000. Since that time, the Company has devoted substantially all of its resources to research and development of new technology for the Sens-O-Lock product line, developing new relationships with other component suppliers and manufacturers improving the Company's component and manufacturing quality control procedures. In addition, the Company continued to enhance the Sens-O-Lock operating software to meet the requirements for foreign markets.

     The Company has conducted various tests upon the prototypes of its next generation Sens-O-Lock product, utilizing the results of the Company's research and development efforts. These pre-production prototypes have been placed in U.S. and European automobiles. The Company expects to be retooling, completing final parts procurement and preparing for production during September and October 1997. The next generation Sens-O-Lock product will be required to undergo certification testing prior to actual United States market introduction for the legislative market, pursuant to National Highway Transportation Safety Administration guidelines. The Company believes that, for the U.S. voluntary and commercial markets, no such testing is required.

     The Company continues to evaluate other sensing technologies currently in use within the industry. The Company intends to continue to utilize its research and development efforts to ensure that the Company's proprietary technology remains "cutting edge" while providing the Company with alternative technical options for different target markets and for possible use in future generations of the Sens-O-Lock product. The Company may also utilize several technologies to bring products to market as expeditiously as practicable.

     The Company has continued its development of a network of independent representatives and dealers covering most of the continental United States to sell, install and service its Sens-O-Lock product. The Company's business strategy will concentrate on penetrating three markets: (a) the voluntary market, which includes parents of teenage drivers; (b) individuals subject to legislative or judicial supervision (e.g., persons convicted of alcohol-related or other crimes or violations); and (c) the commercial market comprising truck, buses and taxi fleets. The Company intends to seek insurance discounts to help drive the market for Sens-O-Lock product and to assist in the lobbying for stricter federal and state laws requiring drivers convicted of alcohol-related or other crimes or violations to install an ignition interlock device. The Company is evaluating strategies, marketing plans and programs which will enable it to work jointly with major insurance companies to enhance their respective markets. However, there can be no assurance that the Company and such or other insurance companies will agree upon a strategy, plan or program or that any such strategy, plan or program, if adopted, or the Company's independent lobbying efforts, will result in revenues to the Company or the commercial success of its products.

Results of Operations

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

     Net Sales. The Company had net sales of $32,920 for the three months ended June 30, 1997, compared with no net sales for the three months ended June 30, 1996, after adjustment for the subsequent recall of the Company's Sens-O-Lock product. The Company's sales, in the 1997 period, were of its Weather-Eye products.

     Cost of Goods Sold. Cost of goods sold for the three-month period ended June 30, 1997 was $17,770, compared to zero in the 1996 period, after adjustment for the subsequent recall of the Company's Sens-O-Lock product. All costs of goods sold, in the 1997 period, were for the Company's Weather Eye products. Costs of goods sold consists primarily of product costs, freight charges, royalties and inventory allowances for damaged and obsolete products.

     Costs and Expenses. For the three-month period ended June 30, 1996, the Company incurred costs of $293,672 with respect to the Sens-O-Lock product shipped during the 1996 period which was subsequently recalled. No similar costs were incurred in the 1997 period.

     Research and development expenses for the three-month period ended June 30, 1997 were $65,093, a decrease of $7,174 or approximately 9.9% from $72,287 for the three months ended June 30, 1996, primarily due to the focus of the Company in addressing specific areas related to the new technology anticipated to be incorporated into the next generation Sens-O-Lock product.

     Selling, general and administration expenses for the three-month period ended June 30, 1997 were $419,670, a decrease of $242,583 or 36.6% from $662,253 for the three months ended June 30, 1996. Commencing in the first quarter of 1997, the Company began to reduce the number of its employees until such time as the next generation Sens-O-Lock product was in production. In addition, the salaries of the Company's executive officers and other employees were deferred or reduced by approximately 70%.

     Litigation settlement costs for the three-month period ended June 30, 1996 was $382,683. There were no litigation settlement costs in the 1997 period.

     Interest and Other Income. Interest and other income for the three-month period ended June 30, 1997 was $15,905, an increase of $2,924 or 22.5% from $12,981 for the three months ended June 30, 1996, primarily as a result of higher average cash balances during the 1997 period caused by from the sale by the Company in December 1996 of Series A Non-Redeemable 9% Cumulative Preferred Stock with an aggregate liquidation preference of $2,500,000 (the "Series A Stock").

     Interest Expense. Interest expense for the three-month period ended June 30, 1997 was $8,232, a decrease of $4,490 or 35.3% from $12,722 for the three months ended June 30, 1996, primarily as a result of the availability of cash resulting from the sale of the Series A Stock in December 1996.

     Net Loss. As a result of the foregoing, the net loss for the 1997 period was $461,940, a decrease of $948,696 or approximately 67.3% from $1,410,636 for the 1996 period. The net loss per share for the 1997 period was $.06 compared to $.17 for the 1996 period, as a result of the reduced net loss for the 1997 period, partially offset by the effect of the cumulative dividend on the Series A Stock for the 1997 period.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

     Net Sales The Company had net sales of $33,963 for the six months ended June 30, 1997, compared with no net sales for the six months ended June 30, 1996, after adjustment for the subsequent recall of the Company's Sens-O-Lock product. The Company's sales, in the 1997 period, were of its Weather-Eye products.

     Cost of Goods Sold. Cost of goods sold for the six-month period ended June 30, 1997 was $18,333, compared to no such costs in the 1996 six-month period, after adjustment for the subsequent recall of the Company's Sens-O-Lock product. All costs of goods sold, in the 1997 period, were for the Company's Weather Eye products.

     Costs and Expenses. For the six-month period ended June 30, 1996, the Company incurred costs of $556,026 with respect to the Sens-O-Lock product shipped during the 1996 six-month period which was subsequently recalled. No similar costs were incurred in the 1997 six-month period.

     Research and development expenses for the six-month period ended June 30, 1997 were $152,796, a decrease of $30,647 or 16.7% from $183,443 for the six months ended June 30, 1996, primarily due to the focus of the Company in addressing specific areas related to the new technology anticipated to be incorporated into the next generation Sens-O-Lock product.

     Selling, general and administration expenses for the six-month period ended June 30, 1997 were $1,083,604, a decrease of $184,604 or approximately 14.6% from $1,268,208 for the six months ended June 30, 1996. A majority of such reduction in selling, general and administrative expenses resulted primarily from second quarter cost cutting efforts. Commencing in the first quarter of 1997, the Company began to reduce the number of its employees until such time as the next generation Sens-O-Lock product was in production. In addition, the salaries of the Company's executive officers and other employees were deferred or reduced by approximately 70%.

     Litigation settlement costs for the six-month period ended June 30, 1996 was $382,683. There were no litigation settlement costs in the 1997 six-month period.

     Interest and Other Income. Interest and other income for the six-month period ended June 30, 1997 was $42,932, a decrease of $6,046 or 12.3% from $48,978 for the six months ended June 30, 1996, primarily as a result of higher average cash balance in the prior period.

     Interest Expense. Interest expense for the six-month period ended June 30, 1997 was $17,453, a decrease of $4,265 or 19.6% from $21,718 for the six months ended June 30, 1996, primarily as a result of the availability of cash resulting from the sale of the Series A Stock in December 1996.

     Net Loss. As a result of the foregoing, the net loss for the 1997 six-month period was $1,195,291, a decrease of $1,167,809 or 49.4% from $2,363,100 for the
1996 six-month period. The net loss per share for the 1997 six-month period was $.15 compared to $.29 for the 1996 period, as a result of the reduced net loss for the 1997 six-month period, partially offset by the effect of the cumulative dividend on the Series A Stock for the 1997 six-month period.

Liquidity and Capital Resources

     During the six month period ended June 30, 1997, the Company's cash and cash equivalents decreased by $1,924,636 from $3,042,051 at December 31, 1996 to $1,117,415 at June 30, 1997, primarily as a result of using $1,954,636 in operations. At June 30, 1997, the Company had working capital of $730,892, a decrease of $887,158 from working capital of $1,681,050 at December 31, 1996. The Company believes that its existing cash and cash equivalents and cash generated from operations, if any, together with the Company's reduction of operating expenses and deferral of approximately 70% of management's salaries, should be sufficient for existing operations through the end of 1997. However, the Company anticipates requiring additional sources of financing in order to complete research and development, conduct final parts procurement and commence marketing activities relating to the introduction of the next generation Sens-O-Lock product. Although the Company successfully sold the Series A Stock in December 1996, there can be no assurances that the Company will be able to obtain additional financing, if at all, or that such financing will be on terms acceptable to the Company. The Company is pursuing a possible offering of its equity or debt securities; however, there can be no assurance that the Company will be successful in completing such an offering.

     In December 1996, the Company issued 833,333 shares of Series A Stock and warrants, expiring in December 1998, to purchase 833,333 shares of the common stock, par value $.01 per share (the "Common Stock"), of the Company, at an exercise price of $5.50 per share. The Series A Stock is convertible into 555,556 shares of Common Stock at $4.50 per share (subject to adjustment). Dividends accrue on the Series A Stock at 9% per annum (compounded semi-annually on any accrued and unpaid dividends). The Company has the option to pay interest on the Series A Stock in cash or in kind with respect to the first four interest payments. The Company received gross proceeds from the sale of the Series A Stock and warrants of $2,500,000.

     The Company's operating activities for the first six months of 1997 used cash of $1,954,336, primarily as a result of the net loss of $1,195,291, an increase in inventory of $241,506 as the Company prepares for the anticipated release of the next generation Sens-O-Lock product, the payment of $148,897 due a related party and a decrease in accounts payable and accrued expenses of $326,765.

     The Company's net cash provided by financing activities for the six months ended June 30, 1997 was $30,000 as the result of the exercise of certain of the warrants sold in the Company's initial public offering.

     In order to conserve cash, commencing in March 1997, certain of the Company's officers deferred a portion of their salaries. As of June 10, 1997, the amount of deferred salary totaled $230,000. On June 10, 1997, those officers agreed to the cancellation of $230,000 of such deferred salary in exchange for the issuance of options to purchase an aggregate 115,000 shares of Common Stock. These options are exercisable through June 9, 2002 at $2.00 per share. On June 10, 1997, the closing price of the Common Stock was $2-9/16 per share.

     The Company has established a plan of operations pursuant to which the Company intends to purchase raw materials, components and manufacturing services to assemble units which will be sold to the Company's developing dealer network. The Company intends to fund additional research and development, including engineering, personnel costs, laboratory equipment, purchases, rental costs and independent laboratory testing services, through cash flow generated by the anticipated sale of the next generation Sens-O-Lock product, along with the Company's WeatherEye products. There can be no assurance, however, that the Company will be successful in attaining its sales goals, nor that attaining such goals will have the desired effect on the Company's cash resources. If the Company does not attain its revenue and cash collection goals or if the Company's cash resources are not sufficient, it may be necessary to obtain additional sources of financing. There can be no assurance that such financing will be available on terms acceptable to the Company or on a timely basis or at all.

Currency Fluctuations

     The Company anticipates marketing internationally, as well as in the United States. To the extent the Company is able to market its products in foreign countries, the Company will become subject to the risks associated with international sales, including, but not limited to, regulatory controls imposed by foreign governments, shipping delays, customs duties and export quotas and other trade restrictions, increased collection risks and international political, regulatory and economical developments, any one of which could have an adverse effect on the Company's operating results. To the extent that revenues are derived in currencies other than U.S. Dollars, the Company's operating results may be affected adversely by fluctuations in currency exchange rates. The Company has not engaged in currency-hedging transactions intended to reduce the effect of fluctuations in currency exchange rates on the Company's foreign business operations. Even if the Company were to determine that it was in its best interests to enter into any such hedging transactions in the future, there can be no assurance that the Company will be able to do so or that such transactions, if entered into, will materially reduce the effect of fluctuations in currency exchange rates on the Company's foreign business operations.

Inflation

     The Company believes that inflation has generally not had a material impact on its operations.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

     Reference is hereby made to the Company's Annual Report on Form 10-KSB/A No. 1 for the fiscal year ended December 31, 1996, Item 3 thereof (page 14), filed April 28, 1997 (Commission File No.: 0-26998), and to the references therein, for a discussion of all material pending legal proceedings to which the Company or any of its subsidiaries are parties.

     The Company and certain of its former officers were named as defendants in an action commenced in July 1997 in the New York State Supreme Court, New York County, in an action entitled Jack Gracian v. Alcohol Sensors International, Ltd, Robert B. Whitney and John Ruocco. The plaintiff alleges that, in July 1989, he entered into an agreement with the individual defendants and a company named "International Beverage Machine" pursuant to which he claims he paid certain funds which the individual defendants promised would be used to purchase stock in the Company. The plaintiff alleges damages of $13,500,000. The Company believes plaintiff's claims against the Company are without merit and intends to vigorously defend itself in this action. The Company is in the process of preparing its answer in this action. The ultimate outcome of this action is unknown at this time.


Item 2.   Changes in Securities.

     None.


Item 3.   Defaults upon Senior Securities.

     None.


Item 4.   Submission of Matters to a Vote of Security Holders.

     None.


Item 5.   Other Information.

Recent Developments:

     On April 17, 1997, the Board of Directors of the Company  appointed  Steven
A. Martello as President, replacing Robert B. Whitney, who resigned for medical reasons. Contemporaneous with such appointment, (a) Michael A. Sylvester was appointed Executive Vice President of Sales, in addition to retaining his duties as the Company's Treasurer and Chief Financial Officer, and (b) Joseph M. Lively, Esq., was appointed the Company's Vice President and Chief Operating Officer, in addition to retaining his duties as the Company's General Counsel.

     On July 2, 1997, Mr. Whitney resigned as a director and Chief Executive Officer of the Company, as well as a director of Alcohol Sensors Europe, Plc, the Company's 80%-owned subsidiary ("ASE").

     On July 14, 1997, John T. Ruocco resigned as a Senior Vice President and director of the Company, as well as a director of ASE, also for medical reasons, and the Company's Board of Directors (a) appointed Mr. Martello as Chairman of the Board and Chief Executive Officer of the Company, and (b) appointed Michael Ghazarian, a director and the Managing Director of ASE, a Vice President of the Company.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     Set forth below are all exhibits to this Quarterly Report on Form 10-QSB.

Exhibit
Number    Description
27        Financial Data Schedule.

     (b)  Reports on Form 8-K.

     The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ALCOHOL SENSORS INTERNATIONAL, LTD.


Dated:    August 19, 1997                 By:/s/ Steven A. Martello
                                             Steven A. Martello, President
                                             (Principal Executive Officer)


Dated:    August 19, 1997                 By:/s/ Michael A. Sylvester
                                             Michael A. Sylvester
                                             Executive Vice President of Sales,
                                             Treasurer and  Chief Financial
                                                  Officer
                                             (Principal Financial Officer)