Form 10QSB
period 1997-09-30
ALCOHOL SENSORS INTERNATIONAL LTD
filed 1997-11-19
CIK 929313

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $.001 per share - 8,757,268 shares outstanding as of November 14, 1997.

     Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [ X ]

                          PART I. FINANCIAL INFORMATION



Item                                                                      Page

Item 1.   Condensed Consolidated Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets as of September 30,
            1997 and December 31, 1996. . . . . . . . . . . . . . . . . . . 3
          Condensed Consolidated Statements of Income for the Three
             and Nine Months Ended September 30, 1997 and 1996. . . . . . . 4
          Condensed Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 1997 and 1996. . . . . . . . . 5
          Notes to Condensed Consolidated Financial Statements. . . . . . . 6


Item 2.   Management's Discussion and Analysis or Plan of Operation . . . . 10

               ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    September 30,             December 31,
                                                        1997                      1996
                                                    -------------             ------------
                                                     (Unaudited)                 (Note)
                              ASSETS
Current assets:
 Cash and cash equivalents . . . . . . . . . . .    $ 3,204,693                $ 3,042,051
 Accounts receivable, net. . . . . . . . . . . .         56,907                     16,392
 Inventory . . . . . . . . . . . . . . . . . . .        619,883                    287,462
 Prepaid expenses. . . . . . . . . . . . . . . .        167,747                    138,295
                                                    -------------             -------------
      Total current assets . . . . . . . . . . .      4,049,230                  3,484,200

Fixed assets, net. . . . . . . . . . . . . . . .        369,236                    367,618
Other assets . . . . . . . . . . . . . . . . . .         14,166                     23,084
                                                    -------------             -------------
                                                    $ 4,432,632                $ 3,874,902
                                                    -------------             -------------

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable. . . . . . . . . . . . . . . .    $   332,903                $   703,955
 Accrued expenses. . . . . . . . . . . . . . . .        193,493                    215,802
 Due to related party. . . . . . . . . . . . . .         86,668                    153,513
 Loans payable and accrued interest to
   officers/shareholders . . . . . . . . . . . .        346,155                    282,880
 Note payable. . . . . . . . . . . . . . . . . .        500,000                    500,000
 Accrued and unpaid dividends. . . . . . . . . .        175,625                         --
 Deposits. . . . . . . . . . . . . . . . . . . .         10,000                     10,000
   Total current liabilities . . . . . . . . . .      1,644,844                  1,866,150
                                                    -------------             -------------
Accrued litigation settlement cost . . . . . . .        124,864                  1,208,813

Shareholders' equity:
 Series A nonredeemable 9% cumulative preferred stock:
   833,333 shares authorized; 833,333 issued and
   outstanding (liquidation value: $2,675,625 and
   $2,506,875, at September 30, 1997 and December
   31, 1996, respectively) . . . . . . . . . . .      2,500,000                  2,500,000
 Series B 8% redeemable convertible preferred
   stock: 600 shares authorized; 300 shares
   issued and outstanding at September 30, 1997
   (liquidation value: $3,000,000). . . . . . .       2,685,000                         --
 Common stock, par value $.001 per share:
   25,000,000 authorized; 8,811,690 and 8,776,690
   shares issued and outstanding as of September          8,777                      8,777
 Additional paid-in capital. . . . . . . . . . .     12,767,417                 11,419,483
 Accumulated deficit . . . . . . . . . . . . . .    (15,070,291)               (12,900,000)
 Accumulated foreign currency translation
   adjustment. . . . . . . . . . . . . . . . . .         (5,325)                    (5,633)
                                                    -------------             -------------
                                                       2,885,612                 1,022,627
 Less treasury stock, at cost: 55,672 shares
   of common stock . . . . . . . . . . . . . . .        (222,688)                 (222,688)
                                                    -------------             -------------
      Total shareholders' equity . . . . . . . .       2,662,924                   799,939
                                                    -------------             -------------
      Total liabilities and shareholders' equity    $  4,432,632               $ 3,874,902

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
            See notes to condensed consolidated financial statements.

               ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Three Months Ended                       Nine Months Ended
                                             September 30,                           September 30,
                                         1997             1996                     1997           1996

Net sales. . . . . . . . .  .. . .     $  31,454        $  19,372               $    65,417       $    19,372
Cost of goods sold . . . . . . . .        15,560            6,911                    33,893             6,911
                                       ----------       ----------              ------------      ------------
Gross profit . . . . . . . . . . .        15,894           12,461                    31,524            12,461

Costs and expenses:
   Cost of merchandise shipped -
     subsequently recalled . . . .            --               --                        --           556,809
   Research and development. . . . .      76,273          192,366                   229,069           368,094
   Selling, general and administrative   761,865          734,139                 1,845,469         2,009,279
Litigation settlement  . . . . . .        59,895               --                    59,895           382,683
                                       ----------       ----------               -----------      ------------
     (Loss) from operations. . . .      (882,139)        (914,044)               (2,102,909)       (3,304,404)

Interest and other income. . . . .        12,021           24,458                    54,953            73,436
Interest expense . . . . . . . . .       (12,632)         (17,015)                  (30,085)          (38,733)
                                       ----------       ----------               -----------      ------------
    Net (loss) . . . . . . . . . .     $ (882,750)      $(906,601)              $(2,078,041)      $(3,269,701)
                                       -----------      ----------               -----------      ------------

Net (loss) per share . . . . . . .     $     (.11)      $    (.11)              $      (.26)      $      (.39)
                                       -----------      ----------              ------------      ------------

Weighted average number of common
   shares outstanding. . . . . . .      8,741,857       8,545,757                 8,740,190         8,349,093
                                       ----------       ----------               -----------      ------------

            See notes to condensed consolidated financial statements.

               ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine Months Ended September 30,
                                                                1997              1996

Cash flows from operating activities:
Net (loss)                               . . . . .        $ (2,078,041)       $ (3,269,701)
Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:
   Depreciation and amortization . . . . . . . . .              63,000              45,000
   Issuance of option for services . . . . . . . .             235,000                  --
Changes in operating assets and liabilities:
   (Increase) in accounts receivable . . . . . . .             (40,515            (104,607)
   (Increase) decrease in inventory. . . . . . . .            (332,421)           (372,284)
   (Increase) in prepaid expenses and
     other current assets. . . . . . . . . . . . .             (29,452)             71,456
   Decrease in restricted cash . . . . . . . . . .                  --           1,017,317
   Decrease in other assets. . . . . . . . . . . .               8,918                  --
   (Decrease) in amounts due to related party. . .             (66,845)                 --
   (Decrease) in deposit . . . . . . . . . . . . .                  --             (14,922)
   Increase (decrease) in accounts payable and
    accrued expenses . . . . . . . . . . . . . . .            (393,361)            193,668
   Increase in accrued interest to officers. . . .               7,275                  --
   Increase in amounts due officers. . . . . . . .              56,000                  --
   Increase (decrease) in accrued litigation
    settlement . . . . . . . . . . . . . . . . . .              59,895                  --
   Increase in other assets. . . . . . . . . . . .                 307                  --
                                                           -------------      -------------
        Net cash (used in) operating activities. .          (2,510,240)         (2,434,073)
                                                           -------------      -------------

Cash flows from investing activities:
Sales of marketable securities . . . . . . . . . .                  --           1,980,300
Acquisition of fixed assets. . . . . . . . . . . .             (64,618)            (47,823)
                                                           -------------      -------------
        Net cash (used by) investing activities. .             (64,618)          1,932,477
                                                           -------------      -------------

Cash flows from financing activities:
Proceeds from sale of Series B Preferred
    Stock, net of expenses . . . . . . . . . . . .           2,685,000                  --
Proceeds from sale of common stock . . . . . . . .              52,500             238,988
Proceeds from notes payable, convertible notes
    and warrants . . . . . . . . . . . . . . . . .                  --             482,683
                                                           -------------      -------------
        Net cash provided by financing activities.           2,737,500             721,671
                                                           -------------      -------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS . . . . . . . . . . . . . . . . . .             162,642             220,075
Cash and cash equivalents - Beginning of period. .           3,042,051             524,231
                                                           -------------      -------------
Cash and cash equivalents - End of period. . . . .         $ 3,204,693        $    744,306
                                                           -------------      -------------

Supplemental disclosure of non-cash financing activities:
  In March 1997, certain officers and members of management contributed 315,000 shares of Common Stock to the Company to settle litigation that had been accrued in the amount of $1,143,844.
  In June 1997, certain officers exchanged $230,000 of liabilities for options to purchase 115,000 shares of Common Stock.

Supplemental disclosure of cash flow information:
Interest paid during the period. . . . . . . . . .         $    17,899        $     28,790


            See notes to condensed consolidated financial statements.

               ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation.

     The accompanying unaudited condensed consolidated financial statements have been prepared by Alcohol Sensors International, Ltd. (the "Company"), without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB/A No. 1, filed on April 28, 1997 (Commission File No.: 0-26998).

     Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


2.   Significant Accounting Policies.

     Loss per share of common stock:

     Net loss per share of common stock is based on the weighted average number of shares outstanding during each period.

     Inventory:

     Inventory, consisting of electronic components, is stated at the lower of cost (first in - first out basis) or market. Inventory, at September 30, 1997, is comprised of finished goods, of $183,944, and components of $435,939.


3.   Product Recall.

     In the late spring of 1996, the Company became aware of inconsistencies in certain integral components of the Company's Sens-O-Lock product manufactured for the Company and other manufacturing and quality control problems. The Company discontinued manufacturing of the Sens-O-Lock units and recalled the product. During the second quarter of 1996, the Company determined to develop a new technology for its Sens-O-Lock product line and wrote down inventory by approximately $556,000 in connection therewith.


4.   Note Payable.

     The Company has a line of credit of $500,000, bearing interest at the prime rate, which is secured by a $500,000 certificate of deposit. The amount outstanding under this line of credit was $500,000 at December 31, 1996 and September 30, 1997. The amount of the certificate of deposit is included in cash and cash equivalents.

5.   Legal Proceedings.

     The Company and certain of its former officers were named as defendants in an action commenced in September 1997 in the New York State Supreme Court, County of Nassau, captioned Guisepina Aucello v. Robert Whitney, John Ruocco and Alcohol Sensors International, Ltd. The Plaintiff alleges that, in February 1990, Plaintiff entered into an exclusive "Distributor Agreement" with "Alcohol Sensors, Inc." wherein Plaintiff was granted a regional license to market, distribute and install a certain "automotive alcohol sensor" device to which the Defendant, "AS Inc.," owned the patent rights. Plaintiff alleges damages of $1,000,000. The Company believes that Plaintiff's claims against the Company to be without merit and intends to vigorously defend itself in the action. The Company is in the process of preparing its answer in this action. The ultimate outcome of this action is unknown at this time.


6.   Computation of Loss per Share.

     The Company's loss per share, as reflected in the condensed consolidated financial statements, has been computed as follows:

                                           Three Months Ended               Nine Months Ended
                                              September 30,                    September 30,
                                           1997          1996               1997          1996

Net (loss) . . . . . . . . . . .        $ (882,750)   $ (906,601)      $ (2,078,041)  $ (3,269,701)
Cumulative dividend on Series A
 Preferred Stock . . . . . . . .           (56,250)           --           (168,750)            --
Cumulative dividend on Series B
 Preferred Stock . . . . . . . .           (36,000)           --            (36,000)            --
                                        -----------   -----------      -------------  -------------
Net (loss) attributable to common
 stock . . . . . . . . . . . . .        $ (975,000)   $ (906,601)      $ (2,282,791)  $ (3,269,701)
                                        -----------   -----------      -------------  -------------
Weighted average number of common
 shares outstanding. . . . . . .         8,741,857     8,545,757          8,740,190      8,349,093
                                        -----------   -----------      -------------  -------------
Net loss per share . . . . . . .        $     (.11)   $    (.11)       $       (.26)  $       (.39)
                                        -----------   -----------      -------------  -------------

7.   Series B 8% Redeemable Convertible Preferred Stock.

     On September 26, 1997, the Company sold and issued to Milbright Estates Ltd. (the "Purchaser"), (a) a total of 300 shares of 8% Series B Convertible Preferred Stock (the "Series B Preferred Stock") and (b) a Warrant (the "Warrant") to purchase 50,000 shares of the common stock, par value $.001 per share (the "Common Stock"), of the Company, for total gross proceeds of $3,000,000. In connection with the sale and issuance of the Series B Preferred Stock and Warrant, the Company issued warrants (the "Third Party Warrants") to purchase an aggregate 100,000 shares of Common Stock to third parties and paid certain of such third parties an aggregate of $300,000.

     The Series B Preferred Stock is convertible, at the option of the holder, into shares of Common Stock at any time following the earlier of (a) the effectiveness of a registration statement for the Common Stock into which the Series B Preferred Stock is convertible (the "Registration Statement") or (b) 120 days from the date of original issuance of the Series B Preferred Stock (the "Original Issuance Date"). Notwithstanding the foregoing, the Series B Preferred Stock is convertible, (a) with respect to 100 shares, at any time on or after November 24, 1997, (b) with respect to an additional 100 shares, at any time on or after December 24, 1997 and (c) with respect to any other shares, at any time on or after January 23, 1998. Each share of Series B Preferred Stock shall be convertible into that number of shares of Common Stock as is determined by dividing (a) the sum of (i) $10,000 plus (ii) the amount of all accrued but unpaid or accumulated dividends on the share of Series B Preferred Stock being so converted by (b) the Conversion Price (as defined below) in effect at the time of conversion. The "Conversion Price" of the Series B Preferred Stock will be equal to the lower of (a) $4.03125, the average of closing bid prices of a share of Common Stock as quoted on The Nasdaq Stock Market for the ten consecutive trading days immediately preceding the Original Issuance Date or (b) 82.5% of the average closing bid price of a share of Common Stock as quoted on The Nasdaq Stock Market for the ten consecutive trading days immediately preceding the date of the conversion notice delivered to the Company. If not sooner converted, all outstanding shares of Series B Preferred Stock shall be subject to automatic conversion two years after the Original Issuance Date.

     Unless the approval of the Company's shareholders has previously been obtained, the Company is not required to issue any Common Stock upon conversion of the Series B Preferred Stock to the extent that (a) the issuance of such Common Stock, when taken together with all prior issuances of Common Stock upon conversion of Series B Preferred Stock, would result in the issuance by the Company of a number of shares of Common Stock equal to or greater than 20% of the number of shares of Common Stock outstanding on the date of initial issuance of the Series B Preferred Stock (a "20% Issuance"), and such 20% Issuance requires the prior approval of the shareholders of the Company pursuant to any applicable rule, regulation, stated policy, practice or interpretation of The Nasdaq Stock Market or (b) the Board of Directors of the Company determines in good faith that the issuance of such Common Stock upon conversion (whether or not constituting a 20% Issuance) otherwise requires the prior approval of the shareholders of the Company pursuant to any applicable rule, regulation, stated policy, practice or interpretation of any stock exchange or stock market on which the Common Stock then listed or admitted to trading (the "Stockholder Approval Requirement"). Following the first conversion of Series B Preferred Stock to which a 20% Issuance is applicable, the Company is required to (a) give notice to all holders of the Series B Preferred Stock that the Company is unable to issue any further Common Stock upon conversion of Series B Preferred Stock, and that the Series B Preferred Stock cannot be converted without compliance with the Stockholder Approval Requirement, and (b) take one of the following actions, at its election, within twenty days following the date of such notice:
(i) the Company shall notify all such holders of the Series B Preferred Stock that the Company intends to seek shareholder approval pursuant to the Stockholder Approval Requirement, in which event the Company shall thereafter take all action necessary to call a meeting of its shareholders as promptly as reasonably practicable to vote on such matter; (ii) the Company shall obtain from the stock exchange or stock market on which the Common Stock is then listed a waiver of the Stockholder Approval Requirement and shall commence any mailing to stockholders notifying them of such waiver that is required by the rules of such stock exchange or stock market; or (iii) the Company shall notify all such holders of the Series B Preferred Stock that it is redeeming Series B Preferred Stock pursuant to the redemption provisions of the Series B Preferred Stock. In the event that the Company elects to seek stockholder approval, and such stockholder approval is not obtained within 75 days following the date of the Company's notice to the holders of the Series B Preferred Stock that it intends to seek such stockholder approval, the Company shall promptly following the end of such 75 day period notify all holders of the Series B Preferred Stock that the Company is redeeming Series B Preferred Stock. If the Stockholder Approval Requirement is complied with or if a waiver of or exception to the Stockholder Approval Requirement is obtained, the conversion rights of the holders of the Series B Preferred Stock shall be reinstated.

     If the Company is required to redeem Series B Preferred Stock pursuant to the provisions thereof, the Company shall (a) issue the Maximum Number of Shares of Common Stock (as defined below) to the holder of Series B Preferred Stock who have requested conversion and (b) redeem, out of funds legally available therefor, all of the Series B Preferred Stock that remain after such conversion at a price per share of Series B Preferred Stock equal to $12,200 (subject to adjustment) plus an amount equal to all dividends, if any, accrued but unpaid on such shares as of the earlier of the date fixed for redemption or the maturity date. For purposes of the Series B Preferred Stock, the "Maximum Number of Shares of Common Stock" shall mean the greatest number of shares of Common Stock that may be issued upon conversion of shares of Series B Preferred Stock without causing a 20% Issuance.

     On the Original Issuance Date, the Company had 8,756,018 shares of Common Stock outstanding and Nasdaq requires approval of a 20% Issuance. Accordingly, the Maximum Number of Shares of Common Stock is 1,751,203 and the average of the closing bid prices of a share of Common Stock for the ten trading days immediately preceding the giving of a conversion notice with respect to all of the Series B Preferred Stock would need to be lower than $2.0765 in order for the Maximum Number of Shares of Common Stock to be reached and the Company required to redeem any of the Series B Preferred Stock. On September 30, 1997, the Conversion Price was $4.10625, which would have resulted in an aggregate 886,344 shares of Common Stock being issued if the Series B Preferred Stock was fully converted as of such date. (On November 14, 1997, the Conversion Price was $2.2945312, which would have resulted in an aggregate 1,318,633 shares of Common Stock being issued if the Series B Preferred Stock was fully converted as of such date.)

     The Company intends to seek shareholder approval at the next annual meeting of the shareholders of the Company, regardless of whether the Maximum Number of Shares of Common Stock has been issued or whether a Stockholder Approval Requirement is necessary as of the date of such annual meeting. The Company's directors and executive officers have indicated their intent to vote for approval of the issuance of all shares of Common Stock to be issued upon the conversion of the Series B Preferred Stock in full, including any issuance of shares of Common Stock exceeding the Maximum Number of Shares of Common Stock.

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

     Potential risks and uncertainties include, among other things, such factors as the results of the Company's research and development efforts related to technology for the next generation Sens-O-Lock product, the quality of the components, manufacturing, design and quality control of the current and future generations of the Sens-O-Lock product, the enactment and enforcement of laws relating to the use of products such as the Company's Sens-O-Lock product in connection with sentencing for alcohol-related crimes and violations, the level of insurance industry adoption of discounts, if any, for the use of products such as the Company's Sens-O-Lock product, the amount of sales of the Company's products, the competitive environment within the industry in which the Company competes, the level and costs incurred in connection with the Company's product development efforts, market acceptance of the Company's products, certain technological considerations, availability of parts and components, competition, dependence on key personnel and the other factors including those disclosed and discussed in this "Item 2. Management's Discussion and Analysis or Plan of Operation" and in other sections of this Form 10-QSB. Readers of this Form 10-QSB should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward looking statements.

General

     The Company markets and sells electronic after-market safety products, including a patent-pending line of ignition interlock devices under the Sens-O-Lock brand name. The Company's Sens-O-Lock equipment is designed to detect, evaluate and assist in the prevention of an alcohol impaired driver from operating a vehicle. The Company also markets and sells, under the WeatherEye brand name, a line of modular products designed to automatically engage and adjust the headlights and taillights of automobiles depending upon weather and sunlight conditions.

     After the Company's initial sale of approximately 700 Sens-O-Lock units, the Company became aware in late Spring 1996 of inconsistencies in certain integral components manufactured for the Company and other manufacturing and quality control problems. As a result, in the second quarter of 1996, the Company discontinued manufacturing of the Sens-O-Lock product, recalled the Sens-O-Lock units which had been sold, ceased marketing efforts and wrote down its inventory by approximately $556,000. Since that time, the Company has devoted substantial resources to research and development of new technology for and the design of the next ("second") generation Sens-O-Lock product line, developing new relationships with other component suppliers and manufacturers, improving the Company's component and manufacturing quality control procedures, enhancing the Sens-O-Lock operating software to meet the requirements for foreign markets and developing marketing strategies for the Sens-O-Lock product line.

     The Company has conducted various tests upon the prototypes of its second generation Sens-O-Lock product, utilizing the results of the Company's research and development efforts. These pre-production prototypes have been placed in U.S. and European automobiles. The Company completed final parts procurement and an initial production of approximately 500 second generation Sens-O-Lock units during September and October 1997. The second generation Sens-O-Lock product will be required to undergo certification testing prior to actual United States market introduction for the legislative market, pursuant to National Highway Transportation Safety Administration guidelines. The Company believes that, for the U.S. voluntary and commercial markets, no such testing is required.

     The Company continues to evaluate other sensing technologies currently in use within the industry. The Company intends to continue to utilize its research and development efforts to ensure that the Company's proprietary technology remains "cutting edge" while providing the Company with alternative technical options for different specified target markets, or to improve or exhance its products.

     The Company has continued its development of a network of independent representatives and dealers covering most of the continental United States to sell, install and service its Sens-O-Lock product. The Company's business strategy will concentrate on penetrating three markets: (a) the voluntary market, which includes parents of teenage drivers; (b) individuals subject to legislative or judicial supervision (e.g., persons convicted of alcohol-related or other crimes or violations); and (c) the commercial market comprising truck, bus and taxi fleets. The Company intends to seek insurance discounts to help drive the market for Sens-O-Lock product and to assist in the lobbying for stricter federal and state laws requiring drivers convicted of alcohol-related or other crimes or violations to install an ignition interlock device. The Company is evaluating strategies, marketing plans and programs which the Company expects will enable it to work jointly with major insurance companies to enhance their respective markets. However, there can be no assurance that the Company and such or other insurance companies will agree upon a strategy, plan or program or that any such strategy, plan or program, if adopted, or the Company's independent lobbying efforts, will result in revenues to the Company or the commercial success of its products.

Results of Operations

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

     Net Sales. The Company had net sales of $31,454 for the three months ended September 30, 1997, an increase of 62.4% from net sales of $19,372 for the three months ended September 30, 1996. In the 1997 period, the Company's net sales were attributable to $8,912 in initial sales of the second generation Sens-O-Lock product, shipments of which commenced in September 1997, as well as $22,542 of sales of WeatherEye units. In 1996, the Company's net sales were derived solely from the WeatherEye product. The Company has completed the manufacture and assembly of approximately 500 second generation Sens-O-Lock devices and, in the 1997 fourth quarter, expects to complete a further production run of at least an additional 500 units. The Company has received purchase orders for over 464 units from its dealer/distributor network, but has refrained from filling such purchase orders so as to have available sufficient product to fill the needs of its insurance market customers, which market the Company believes would be more profitable and would provide better payment terms than that obtainable from the Company's dealer/distributor network; however, no assurance can be given that sales to insurance market customers can or will be effected or that such sales, if any, will be profitable to the Company or on better payment terms.

     Cost of Goods Sold. Cost of goods sold for the three-month period ended September 30, 1997 was $15,560, an increase of 125.1% from $6,911 in the 1996 period. Costs of goods sold in the 1997 period were $12,173 attributable to the Company's Weather Eye products and $3,387 attributable to the second generation Sens-O-Lock product. Costs of goods sold consists primarily of product costs, freight charges, royalties and inventory allowances for damaged and obsolete products.

     Costs and Expenses. Research and development expenses for the three-month period ended September 30, 1997 were $76,273, a decrease of approximately 60.4% from $192,366 for the three months ended September 30, 1996, primarily due to the focus of the Company in addressing specific areas related to the new technology incorporated into the current generation Sens-O-Lock product compared to more general research and development expenses on this and other technologies during the 1996 period.

     Selling, general and administration expenses for the three-month period ended September 30, 1997 were $761,865, an increase of approximately 3.8% from $734,139 for the three months ended September 30, 1996, primarily as a result of the settlement of contract claims by certain former directors and officers of the Company, partially offset by a reduction in the number of employees and an approximate 70% deferral or reduction in the salaries of the Company's executive officers and other employees.

     Litigation settlement costs for the three-month period ended September 30, 1997 were $59,895, relating to the settlement of an arbitration action involving a former employee. There were no litigation settlement costs in the 1996 three-month period.

     Interest and Other Income. Interest and other income for the three-month period ended September 30, 1997 was $12,021, a decrease of approximately 50.9% from $24,458 for the three months ended September 30, 1996, primarily as a result of higher average cash balances during the 1996 period.

     Interest Expense. Interest expense for the three-month period ended September 30, 1997 was $12,632, a decrease of approximately 25.8% from $17,015 for the three months ended June 30, 1996, primarily as a result of the availability of cash resulting from the sale of the Company's Series A 9% Non-redeemable Cumulative Preferred Stock (the "Series A Preferred Stock") in December 1996.

     Net Loss. As a result of the foregoing, the net loss for the 1997 period was $882,750, a decrease of approximately 2.6% from $906,601 for the 1996 period. The net loss per share for the 1997 period was $.11 compared to $.11 for the 1996 period, as a result of the reduced net loss for the 1997 period, offset by the effect of the cumulative dividend on the Series A Stock and Series B 8% Convertible Preferred Stock (the "Series B Preferred Stock") for the 1997 period.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

     Net Sales. The Company had net sales of $65,417 for the nine months ended September 30, 1997, an increase of approximately 237.7% from $19,372 for the nine months ended September 30, 1996, after adjustment for the recall of the Company's first generation Sens-O-Lock product. The Company's sales, in the 1996 period, were solely of its Weather-Eye devices compared to sales of both the second generation Sens-O-Lock ($8,912) and WeatherEye ($56,505) products in the 1997 period.

     Cost of Goods Sold. Cost of goods sold for the nine-month period ended September 30, 1997 was $33,893, an increase of 390.4% from $6,911 in the 1996 nine-month period, after adjustment for the recall of the first generation Sens-O-Lock product. All costs of goods sold in the 1996 period were for the Company's Weather Eye products, which was released in September 1996.

     Costs and Expenses. For the nine-month period ended September 30, 1996, the Company incurred costs of $556,026 with respect to the Sens-O-Lock product shipped during the first six months of 1996 which was subsequently recalled. No similar costs were incurred in the 1997 six-month period.

     Research and development expenses for the nine-month period ended September 30, 1997 were $229,069, a decrease of approximately 37.8% from $368,094 for the nine months ended September 30, 1996, primarily due to the narrowing of the Company's research and development needs as the second generation Sens-O-Lock was more fully developed.

     Selling, general and administration expenses for the nine-month period ended September 30, 1997 were $1,845,469, a decrease of approximately 8.2% from $2,009,279 for the nine months ended September 30, 1996, primarily as a result of a reduction in the number of employees and an approximate 70% deferral or reduction in the salaries of the Company's executive officers and other employees, partially offset by the settlement of contract claims by certain former directors and officers of the Company.

     Litigation settlement costs for the nine-month period ended September 30, 1997 were $59,895, a decrease of approximately 84.3% from $382,683 for nine months ended September 30, 1996.

     Interest and Other Income. Interest and other income for the nine-month period ended September 30, 1997 was $54,953, a decrease of approximately 25.2% from $73,436 for the nine months ended September 30, 1996, primarily as a result of lower cash balances.

     Interest Expense. Interest expense for the nine-month period ended September 30, 1997 was $30,085, a decrease of approximately 22.3% from $38,733 for the nine months ended September 30, 1996, primarily as a result of the availability of cash resulting from the sales of the Series A Stock in December 1996 and Series B Stock in September 1997.

     Net Loss. As a result of the foregoing, the net loss for the 1997 nine-month period was $2,078,041, a decrease of approximately 36.4% from $3,269,701 for the 1996 nine-month period. The net loss per share for the 1997 nine-month period was $.26 compared to $.39 for the 1996 period, as a result of the reduced net loss for the 1997 nine-month period, partially offset by the effect of the cumulative dividend on the Series A Stock for the 1997 nine-month period.

Liquidity and Capital Resources

     During the nine month period ended September 30, 1997, the Company's cash and cash equivalents increased by $162,642 from $3,042,051 at December 31, 1996 to $3,204,693 at September 30, 1997, primarily as a result of the proceeds from financing activities of $2,737,500, offset by cash used in operating activities of $2,510,240 and in investing activities of $64,618. At September 30, 1997, the Company had working capital of $2,404,386, an increase of $786,336 from working capital of $1,618,050 at December 31, 1996. The Company believes that its existing cash and cash equivalents and cash generated from operations, if any, should be sufficient for existing operations for the next twelve months.

     On September 26, 1997, the Company sold and issued to the Purchaser, Milbright Estates Ltd., (a) a total of 300 shares of Series B Preferred Stock and (b) a Warrant to purchase 50,000 shares of Common Stock, for total gross proceeds of $3,000,000. In connection with the sale and issuance of the Series B Preferred Stock and Warrant, the Company issued Third Party Warrants to purchase an aggregate 100,000 shares of Common Stock to third parties and paid certain of such third parties an aggregate of $300,000. See Note 7 to the Condensed Consolidated Financial Statements.

     If the Company is required to redeem Series B Preferred Stock pursuant to the provisions thereof, the Company shall (a) issue the Maximum Number of Shares of Common Stock to the holder of Series B Preferred Stock who have requested conversion and will (b) redeem, out of funds legally available therefor, all of the Series B Preferred Stock that remain after such conversion at a price per share of Series B Preferred Stock equal to $12,200 (subject to adjustment) plus an amount equal to all dividends, if any, accrued but unpaid on such shares as of the earlier of the date fixed for redemption or the maturity date.

     On the Original Issuance Date, the Company had 8,756,018 shares of Common Stock outstanding and Nasdaq requires approval of a 20% Issuance. Accordingly, the Maximum Number of Shares of Common Stock is 1,751,203 and the average of the closing bid prices of a share of Common Stock for the ten trading days immediately preceding the giving of a conversion notice with respect to all of the Series B Preferred Stock would need to be lower than $2.0765 in order for the Maximum Number of Shares of Common Stock to be reached and the Company required to redeem any of the Series B Preferred Stock. On September 30, 1997, the Conversion Price was $4.10625, which would have resulted in an aggregate 886,344 shares of Common Stock being issued if the Series B Preferred Stock was fully converted as of such date. (On November 14, 1997, the Conversion Price was $2.2945312, which would have resulted in an aggregate 1,318,633 shares of Common Stock being issued if the Series B Preferred Stock was fully converted as of such date.)

     The Company intends to seek shareholder approval at the next annual meeting of the shareholders of the Company, regardless of whether the Maximum Number of Shares of Common Stock has been issued or whether a Stockholder Approval Requirement is necessary as of the date of such annual meeting. The Company's directors and executive officers have indicated their intent to vote for approval of the issuance of all shares of Common Stock to be issued upon the conversion of the Series B Preferred Stock in full, including the issuance of shares of Common Stock exceeding the Maximum Number of Shares of Common Stock.

     In the event that the shareholders of the Company do not approve the issuance of shares of Common Stock in excess of the Maximum Number of Shares of Common Stock and the market price of the Common Stock fell below $2.0765 per share, the Company's shareholders' equity would be reduced by $2,685,000 (minus the amount allocated to Series B Preferred Stock actually converted prior to such date) and the Company's liabilities would be increased by an equivalent amount. Upon subsequent conversion(s) of Series B Preferred Stock, the amount(s) allocated to such Series B Preferred Stock actually so converted would be thereafter treated as shareholders' equity with a corresponding reduction in the Company's liabilities until the Maximum Number of Shares of Common Stock is reached. Once the Maximum Number of Shares of Common Stock is reached the Company would be required to redeem any remaining outstanding Series B Preferred Stock. There can be no assurance that the shareholders of the Company will approve the issuance of shares of Common Stock in excess of the Maximum Number of Shares of Common Stock, the market price of the Common Stock will not fall below $2.0765 per share for a ten consecutive trading day period or, in such event and at such time, that the Company will have sufficient available funds to redeem the Series B Preferred Stock.

     The Company's operating activities for the first nine months of 1997 used cash of $2,745,240, primarily as a result of the net loss of $2,078,041, an increase in inventory of $332,421 as the Company prepared for the release of the current generation Sens-O-Lock product, and a decrease in accounts payable and accrued expenses of $393,361.

     The Company's net cash provided by financing activities for the nine months ended September 30, 1997 was $2,972,500, as the result of the sale in September 1997 of the Series B Stock for net proceeds of $2,685,000 and $52,500 from exercise of certain of the warrants sold in the Company's initial public offering.

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

     The Company has established a plan of operation pursuant to which the Company intends to purchase raw materials, components and manufacturing services to assemble Sens-O-Lock units which the Company anticipates selling to the Company's developing dealer network and to the insurance market. The Company intends to fund additional research and development, including engineering, personnel costs, laboratory equipment, purchases, rental costs and independent laboratory testing services, through its current cash and cash flow generated by the anticipated sales of the second generation Sens-O-Lock product, along with the Company's WeatherEye products. There can be no assurance, however, that the Company will be successful in attaining its sales goals, nor that attaining such goals will have the desired effect on the Company's cash resources. If the Company does not attain its revenue and cash collection goals or if the Company's cash resources are not sufficient, it may be necessary to obtain additional sources of financing. There can be no assurance that such financing will be available on terms acceptable to the Company or on a timely basis or at all.

     The Company has a line of credit of $500,000, bearing interest at the prime rate, which is secured by a $500,000 certificate of deposit. The amount outstanding under this line of credit was $500,000 at December 31, 1996 and September 30, 1997. The amount of the certificate of deposit is included in cash and cash equivalents.

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

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings.

     Reference is hereby made to Item 3 to the Company's Annual Report on Form 10-KSB/A No. 1 for the fiscal year ended December 31, 1996 (page 14), filed April 28, 1997 (Commission File No.: 0-26998), and Item 1 of Part II to the Company's Annual Report on Form 10-QSB for the quarter ended June 30, 1997 (page
13), filed August 14, 1997, and to the references therein, for a discussion of all material pending legal proceedings to which the Company or any of its subsidiaries are parties.

     The Company and certain of its former officers were named as defendants in an action commenced in September 1997 in the New York State Supreme Court, County of Nassau, captioned Guisepina Aucello v. Robert Whitney, John Ruocco and Alcohol Sensors International, Ltd. The Plaintiff alleges that, in February 1990, Plaintiff entered into an exclusive "Distributor Agreement" with "Alcohol Sensors, Inc." wherein Plaintiff was granted a regional license to market, distribute and install a certain "automotive alcohol sensor" device to which the Defendant, "AS Inc.," owned the patent rights. Plaintiff alleges damages of $1,000,000. The Company believes that Plaintiff's claims against the Company to be without merit and intends to vigorously defend itself in the action. The Company is in the process of preparing its answer in this action. The ultimate outcome of this action is unknown at this time.

Item 2.   Changes in Securities and Use of Proceeds.

     On September 26, 1997, the Company consummated the sale of 300 shares of Series B Preferred Stock and warrant to purchase 50,000 shares of Common Stock at $4.265625 per share (subject to adjustment) to a single investor for aggregate gross proceeds of $3,000,000 in private transactions exempt from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. In connection with such sale, the Company paid $300,000 and issued five year warrants to purchase an aggregate 100,000 shares of Common Stock at an exercise price of $4.265625 per share. Reference is made to the Company's Current Report on Form 8-K (Date of Report: September 26, 1997) (Commission File No.: 0-26998), filed with the Securities and Exchange Commission (the "Commission") on October 7, 1997, and Note 7 to the Company's condensed consolidated financial statement included herein for further disclosures with respect to such transaction, which disclosures are incorporated herein by reference thereto.

     All net proceeds received by the Company in connection with its initial public offering, which commenced, and the registration statement (Registration No. 33-96752) for which was declared effective, on November 9, 1995, have been utilized in full.


Item 3.   Defaults upon Senior Securities.

     None.


Item 4.   Submission of Matters to a Vote of Security Holders.

     None.

Item 5.   Other Information.

Recent Developments:

     By letter dated September 26, 1997 (the "Nasdaq Letter"), Nasdaq notified the Company that Nasdaq staff was concerned about various aspects of the Company's financial and operating status. The Nasdaq Letter went on to note Nasdaq's desire to "obtain a more thorough understanding of the [C]ompany's business strategy, market opportunities and operations" and, in furtherance thereof, requested specified information and documents.

     Under the rules of Nasdaq, which the Company is required to comply with pursuant to the Company's listing agreement with Nasdaq, Nasdaq may request any additional information or documentation deemed necessary to make a determination regarding a security's initial or continued inclusion. In addition, the Nasdaq rules grant Nasdaq "broad discretionary authority over the initial and continued inclusion of securities in Nasdaq in order to maintain the quality and public confidence in its market. Under such broad discretion . . . [Nasdaq] may deny initial inclusion or apply additional or more stringent criteria for the initial or continued inclusion of particular securities or suspend or terminate the inclusion of particular securities based on any event, condition, or circumstance which exists or occurs that makes initial or continued inclusion of the securities in Nasdaq inadvisable or unwarranted in the opinion of [Nasdaq], even though the securities meet all enumerated criteria for initial or continued inclusion in Nasdaq."

     The Company's management believes that the Company is in full compliance with all enumerated criteria for continued inclusion in Nasdaq. In fact, since the date of the Nasdaq Letter, the Company has introduced the second generation Sens-O-Lock at the Birmingham, England Motor Show, commenced shipment of the second generation Sens-O-Lock devices to customers and has obtained financing which, management believes, will be sufficient for the Company's needs to commence marketing and full production of the second generation Sens-O-Lock product line. Such events have been communicated to Nasdaq in connection with the Company's formal response to the Nasdaq Inquiry. However, there can be no assurance that the Company's response to the Nasdaq Inquiry will allay Nasdaq's concerns regarding the status of the Company and/or the Company's ability to successfully launch the second generation Sens-O-Lock, that Nasdaq will not deny the continued inclusion thereon of the Company's securities, that Nasdaq will not apply additional or more stringent criteria for the continued inclusion thereon of the Company's securities or that the Company would be capable of complying with any additional or more stringent criteria for the continued inclusion on Nasdaq of the Company's securities, if imposed. Any delisting of the Company's securities from Nasdaq could cause a precipitous decline in the market value of the Company's securities and adversely affect the liquidity of the Company's securities.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     Set forth below are all exhibits to this Quarterly Report on Form 10-QSB.

Exhibit
Number    Description

10.1 Securities Purchase Agreement, dated September 24, 1997, by and between the Company and Milbright Estates, Ltd. (minus attachments and exhibits thereto). (Incorporated by reference to Exhibit "10.1" to the Company's Current Report on Form 8-K (Date of Report:
          September 26, 1997) (Commission File No.: 0-26998), filed with the Commission on October 7, 1997).
10.2 Registration Rights Agreement, dated September 24, 1992, by and between the Company and Milbright Estates, Ltd. (Incorporated by reference to Exhibit "10.2" to the Company's Current Report on
          Form 8-K (Date of Report: September 26, 1997) (Commission File No. 0-26998), filed with the Commission on October 7, 1997).
27        Financial Data Schedule.

     (b)  Reports on Form 8-K.

     On October 7, 1997, the Company filed a Current Report on Form 8-K (Date of
Report: September 26, 1997) with the Commission reporting, as an Item 5 disclosure, the Company's sale of 300 shares of Series B Preferred Stock for gross proceeds of $3,000,00. There were no financial statements included in such Form 8-K.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ALCOHOL SENSORS INTERNATIONAL, LTD.


Dated:    November 19, 1997             By:/s/ Steven A. Martello
                                        Steven A. Martello, President
                                        (Principal Executive Officer)




Dated:    November 19, 1997             By:/s/ Michael A. Sylvester
                                        Michael A. Sylvester
                                        Executive Vice President of Sales,
                                        Treasurer and  Chief Financial Officer
                                        (Principal Financial Officer)

                       ALCOHOL SENSORS INTERNATIONAL, LTD.
                 FORM 10-QSB - QUARTER ENDED SEPTEMBER 30, 1997

                                  Exhibit Index



Exhibit
Number    Description

10.1 Securities Purchase Agreement, dated September 24, 1997, by and between the Company and Milbright Estates, Ltd. (minus attachments and exhibits thereto). (Incorporated by reference to Exhibit "10.1" to the Company's Current Report on Form 8-K (Date of Report:
          September 26, 1997) (Commission File No.: 0-26998), filed with the Commission on October 7, 1997).
10.2 Registration Rights Agreement, dated September 24, 1992, by and between the Company and Milbright Estates, Ltd. (Incorporated by reference to Exhibit "10.2" to the Company's current report on
          Form 8-K (Date of Report: September 26, 1997) (Commission File No. 0-26998), filed with the Commission on October 7, 1997).
27        Financial Data Schedule.