Form 10QSB/A
period 1997-09-30
ALCOHOL SENSORS INTERNATIONAL LTD
filed 1998-01-26
CIK 929313

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                               FORM 10-QSB/A No. 1


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

                          PART I. FINANCIAL INFORMATION



Item                                                                       Page

Item 1.   Condensed Consolidated Financial Statements (Unaudited):

     Condensed Consolidated Balance Sheets as of September 30, 1997
     and December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . .  3
     Condensed Consolidated Statements of Operations for the Three and
     Nine Months Ended September 30, 1997 and 1996 . . . . . . . . . . . . .  4
     Condensed Consolidated Statements of Cash Flows for the Nine Months
     Ended September 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . .  5
     Notes to Condensed Consolidated Financial Statements. . . . . . . . . .  6


Item 2.   Management's Discussion and Analysis or Plan of Operation. . . . . 10

               ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  September  30,       December 31,
                                                       1997                 1996
                                                    (Unaudited)            (Note)
                              ASSETS
Current assets:
 Cash and cash equivalents . . . . . . . . . . . $ 3,204,693           $ 3,042,051
 Accounts receivable, net. . . . . . . . . . . .      56,907                16,392
 Inventory . . . . . . . . . . . . . . . . . . .     619,883               287,462
 Prepaid expenses. . . . . . . . . . . . . . . .     167,747               138,295
                                                 ------------          ------------
      Total current assets . . . . . . . . . . .   4,049,230             3,484,200

Fixed assets, net. . . . . . . . . . . . . . . .     369,236               367,618
Other assets . . . . . . . . . . . . . . . . . .      14,166                23,084
                                                 ------------          ------------
                                                 $ 4,432,632           $ 3,874,902
                                                 ------------          ------------

            LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Current liabilities:
 Accounts payable. . . . . . . . . . . . . . . . $   332,903           $   703,955
 Accrued expenses. . . . . . . . . . . . . . . .     193,493               215,802
 Due to related party. . . . . . . . . . . . . .      86,668               153,513
 Loans payable and accrued interest to officers/
    shareholders . . . . . . . . . . . . . . . .     346,155               282,880
 Note payable. . . . . . . . . . . . . . . . . .     500,000               500,000
 Accrued and unpaid dividends. . . . . . . . . .     175,625                    --
 Deposits. . . . . . . . . . . . . . . . . . . .      10,000                10,000
                                                 ------------          ------------
   Total current liabilities . . . . . . . . . .   1,644,844             1,866,150
                                                 ------------          ------------

Accrued litigation settlement cost . . . . . . .     124,864             1,208,813
                                                 ------------          ------------

Series B 8% redeemable convertible preferred
 stock: 600 shares authorized; 300 shares
 issued and outstanding at September 30,
 1997 (liquidation value: $3,003,333). . . . . .   2,685,000                    --
                                                 ------------          ------------

Shareholders' equity (capital deficiency):
 Series A non-redeemable 9% cumulative
 preferred stock:
   833,333 shares authorized; 833,333 issued and
   outstanding (liquidation value: $2,675,625
   and $2,506,875, at September 30, 1997 and
   December 31, 1996, respectively) . . . . . .    2,500,000             2,500,000
 Common stock, par value $.001 per share:
   25,000,000 authorized; 8,811,690 and
   8,776,690 shares issued and outstanding as
   of September 30, 1997 and December 31, 1996,
   respectively . . . . . . . . . . . . . . . .        8,811                 8,777
 Additional paid-in capital . . . . . . . . . .   12,767,417            11,419,483
 Accumulated deficit. . . . . . . . . . . . . .  (15,070,291)          (12,900,000)
 Accumulated foreign currency translation
   adjustment . . . . . . . . . . . . . . . . .       (5,325)               (5,633)
                                                 ------------          ------------
                                                     200,612             1,022,627
 Less treasury stock, at cost: 55,672
   shares of common stock . . . . . . . . . . .     (222,688)             (222,688)
                                                 ------------          ------------
   Total shareholders' equity
     (capital deficiency) . . . . . . . . . . .      (22,076)              799,939
                                                 ------------          ------------
   Total liabilities and shareholders' equity
     (capital deficiency) . . . . . . . . . . .  $ 4,432,632           $ 3,874,902
                                                 ------------          ------------

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

               ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         Three Months Ended             Nine Months Ended
                                            September 30,                 September 30,
                                         1997          1996             1997         1996

Net sales. . . . . . . . . . . . .  $   31,454    $  19,372      $    65,417  $     19,372
Cost of goods sold . . . . . . . .      15,560        6,911           33,893         6,911
                                    ------------  ------------    ------------   ------------
Gross profit . . . . . . . . . . .      15,894       12,461           31,524        12,461

Costs and expenses:
   Cost of merchandise shipped -
     subsequently recalled . . . .         --           --               --         556,809
   Research and development. . . . .   76,273       192,366          229,069        368,094
   Selling, general and
     administrative. . . . . . . . .  761,865       734,139        1,845,469      2,009,279
   Litigation settlement . . . . . .   59,895            --           59,895        382,683
                                    ------------  ------------   ------------   ------------
     (Loss) from operations. . . . . (882,139)     (914,044)      (2,102,909) $  (3,304,404)

Interest and other income. . . . . .   12,021        24,458           54,953         73,436
Interest expense . . . . . . . . . .  (12,632)      (17,015)         (30,085)       (38,733)
                                    ------------  ------------   ------------   ------------
     Net (loss). . . . . . . . . . .$(882,750)    $(906,601)    $ (2,078,041) $  (3,269,701)
                                    ------------   ------------   ------------   ------------
Net (loss) per share . . . . . . .  $    (.11)    $    (.11)    $       (.26) $        (.39)
                                    ------------   ------------   ------------   ------------

Weighted average number of common
   shares outstanding. . . . . . .  8,741,857     8,545,757        8,740,190      8,349,093
                                    ------------   ------------   ------------   ------------

            See notes to condensed consolidated financial statements.

               ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                     1997               1996
Cash flows from operating activities:
Net (loss) . . . . . . . . . . . . . . . . . .    $(2,078,041)       $(3,269,701)
Adjustments to reconcile net (loss) to net
 cash (used in) operating activities:
   Depreciation and amortization . . . . . . .         63,000             45,000
   Issuance of option for services . . . . . .        235,000                 --
Changes in operating assets and liabilities:
   (Increase) in accounts receivable . . . . .        (40,515)          (104,607)
   (Increase) in inventory . . . . . . . . . .       (332,421)          (372,284)
   (Increase) decrease in prepaid expenses and
     other current assets. . . . . . . . . . .        (29,452)            71,456
   Decrease in restricted cash . . . . . . . .             --          1,017,317
   Decrease in other assets. . . . . . . . . .          8,918                 --
   (Decrease) in amounts due to related party.        (66,845)                --
   (Decrease) in deposit . . . . . . . . . . .             --            (14,922)
   Increase (decrease) in accounts payable and
     accrued expenses. . . . . . . . . . . . .       (393,361)           193,668
   Increase in accrued interest to officers. .          7,275                 --
   Increase in amounts due officers. . . . . .         56,000                 --
   Increase in accrued litigation settlement .         59,895                 --
   Increase in other assets. . . . . . . . . .            307                 --
                                                 -------------       ------------
      Net cash (used in) operating activities.     (2,510,240)        (2,434,073)
                                                 -------------       ------------

Cash flows from investing activities:
Sales of marketable securities . . . . . . . .             --          1,980,300
Acquisition of fixed assets. . . . . . . . . .        (64,618)           (47,823)
                                                 -------------       ------------
      Net cash provided by (used in)
       investing activities. . . . . . . . . .        (64,618)         1,932,477

Cash flows from financing activities:
Proceeds from sale of Series B Preferred Stock,
     net of expenses . . . . . . . . . . . . .      2,685,000                 --
Proceeds from sale of common stock . . . . . .         52,500            238,988
Proceeds from notes payable, convertible notes
     and warrants. . . . . . . . . . . . . . .             --            482,683
                                                 -------------       ------------
        Net cash provided by financing
        activities . . . . . . . . . . . . . .      2,737,500            721,671
                                                 -------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS . . . . . . . . . . . . . . . .        162,642            220,075
Cash and cash equivalents - Beginning
     of period . . . . . . . . . . . . . . . .      3,042,051            524,231
                                                 -------------       ------------
Cash and cash equivalents - End of period. . .   $  3,204,693        $   744,306
                                                 -------------       ------------
Supplemental disclosure of non-cash financing activities:
  In March 1997, certain officers and members of management  contributed 315,000 shares of Common Stock to the Company to settle litigation that had been accrued in the amount of $1,143,844.
  In June 1997,  certain officers  exchanged $230,000 of liabilities for options to purchase 115,000 shares of Common Stock.
  As of September 30, 1997, the Company had $175,625 in accrued dividends on the
Company's outstanding Series A Non-Redeemable 9% Cumulative Preferred Stock.

Supplemental disclosure of cash flow information:
Interest paid during the period. . . . . . . .   $     17,899        $    28,790

            See notes to condensed consolidated financial statements.

               ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation.

     The accompanying unaudited condensed consolidated financial statements have been prepared by Alcohol Sensors International, Ltd. (the "Company"), without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the Rules and Regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB/A No. 1, filed on April 28, 1997 (Commission File No.: 0-26998).

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


3.   Product Recall.

     In the late spring of 1996, the Company became aware of inconsistencies in certain integral components of the Company's Sens-O-Lock product manufactured for the Company and other manufacturing, design and quality control problems. The Company discontinued manufacturing of the Sens-O-Lock units and recalled the product. During the second quarter of 1996, the Company determined to develop a new technology for its Sens-O-Lock product line and wrote down inventory by approximately $556,000 in connection therewith.


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


6.   Computation of Loss per Share.

     The Company's loss per share, as reflected in the condensed consolidated financial statements, has been computed as follows:

                                        Three Months Ended             Nine Months Ended
                                           September 30,                  September 30,
                                       1997             1996          1997            1996

Net (loss) . . . . . . . . . . .    $ (882,750)      $ (906,601)   $(2,078,041)    $(3,269,701)
Cumulative dividend on Series A
 Preferred Stock . . . . . . . .       (56,250)              --       (168,750)             --
Cumulative dividend on Series B
 Preferred Stock . . . . . . . .        (3,333)              --         (3,333)             --
                                    -----------      -----------   ------------    ------------
Net (loss) attributable to common
 stock . . . . . . . . . . . . .    $ (942,333)      $ (906,601)   $(2,250,124)    $(3,269,701)
                                    -----------      -----------   ------------    ------------
Weighted average number of common
 shares outstanding. . . . . . .     8,741,857        8,545,757      8,740,190       8,349,093
                                    -----------      -----------   ------------    ------------
Net loss per share . . . . . . .    $     (.11)      $     (.11)   $      (.26)    $      (.39)
                                    -----------      -----------   ------------    ------------

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

     After the Company's initial sale of approximately 700 Sens-O-Lock units, the Company became aware in late Spring 1996 of inconsistencies in certain integral components manufactured for the Company and other manufacturing, design and quality control problems. As a result, in the second quarter of 1996, the Company discontinued manufacturing of the Sens-O-Lock product, recalled the Sens-O-Lock units which had been sold, ceased marketing efforts and wrote down its inventory by approximately $556,000. Since that time, the Company has devoted substantial resources to research and development of new technology for and the design of the next ("second") generation Sens-O-Lock product line, developing new relationships with other component suppliers and manufacturers, improving the Company's component and manufacturing quality control procedures, enhancing the Sens-O-Lock operating software to meet the requirements for foreign markets and developing marketing strategies for the Sens-O-Lock product line.

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

     The Company continues to evaluate other sensing technologies currently in use within the industry. The Company intends to continue to utilize its research and development efforts to provide the Company with alternative technical options for different specified target markets, as well as to improve or enhance the Company's products.

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

     Net Loss. As a result of the foregoing, the net loss for the 1997 period was $882,750, a decrease of approximately 2.6% from $906,601 for the 1996 period. The net loss per share for the 1997 period of $.11, compared to $.11 for the 1996 period, was calculated to include the effect of the cumulative dividend on the Series A Preferred Stock and Series B 8% Convertible Preferred Stock (the "Series B Preferred Stock") for the 1997 period. Neither the Series A Preferred Stock or Series B Preferred Stock was outstanding during the 1996 period.

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

     Net Loss. As a result of the foregoing, the net loss for the 1997 nine-month period was $2,078,041, a decrease of approximately 36.4% from $3,269,701 for the 1996 nine-month period. The net loss per share for the 1997 nine-month period of $.26, compared to $.39 for the 1996 period, was calculated to include the effect of the cumulative dividend on the Series A Preferred Stock and Series B Preferred Stock for the 1997 nine-month period. Neither the Series A Preferred Stock or Series B Preferred Stock was outstanding during the 1996 period.

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

     The Company intends to seek shareholder approval at a Special Meeting of the shareholders of the Company scheduled for February 5, 1998, regardless of whether the Maximum Number of Shares of Common Stock has been issued or whether a Stockholder Approval Requirement is necessary as of the date of such annual meeting. The Company's directors and executive officers have indicated their intent to vote for approval of the issuance of all shares of Common Stock to be issued upon the conversion of the Series B Preferred Stock in full, including the issuance of shares of Common Stock exceeding the Maximum Number of Shares of Common Stock.

     In the event that the shareholders of the Company approve the elimination of the restriction (i.e., the Maximum Number of Shares of Common Stock) on the number of shares of Common Stock issuable upon conversion of the Series B Preferred Stock, the Company's shareholders' equity would be increased by $2,685,000. The Company's shareholders will be asked to approve the elimination of restriction on the number of shares of Common Stock issuable upon conversion of the Series B Preferred Stock at a Special Meeting of Shareholders of the Company scheduled for February 5, 1998. There can be no assurance that the shareholders of the Company will approve the elimination of the restriction on the number of shares of Common Stock issuable upon conversion of the Series B Preferred Stock.

     The Company's operating activities for the first nine months of 1997 used cash of $2,510,240, primarily as a result of the net loss of $2,078,041, an increase in inventory of $332,421 as the Company prepared for the release of the current generation Sens-O-Lock product, and a decrease in accounts payable and accrued expenses of $393,361.

     The Company's net cash provided by financing activities for the nine months ended September 30, 1997 was $2,737,500, as the result of the sale in September 1997 of the Series B Stock for net proceeds of $2,685,000 and $52,500 from exercise of certain of the warrants sold in the Company's initial public offering.

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

Exhibit
Number    Description

10.1 Securities Purchase Agreement, dated September 24, 1997, by and between the Company and Milbright Estates, Ltd. (minus attachments and exhibits thereto). (Incorporated by reference to Exhibit "10.1" to the Company's Current Report on Form 8-K (Date of Report:
          September 26, 1997) (Commission File No.: 0-26998), filed with the Commission on October 7, 1997).
10.2 Registration Rights Agreement, dated September 24, 1997, by and between the Company and Milbright Estates, Ltd. (Incorporated by reference to Exhibit "10.2" to the Company's Current Report on Form 8-K (Date of Report: September 26, 1997) (Commission File No.0-26998), filed with the Commission on October 7, 1997).
27        Financial Data Schedule.

     (b)  Reports on Form 8-K.

     On October 7, 1997, the Company filed a Current Report on Form 8-K (Date of
Report: September 26, 1997) with the Commission reporting, as an Item 5 disclosure, the Company's sale of 300 shares of Series B Preferred Stock for gross proceeds of $3,000,000. There were no financial statements included in such Form 8-K.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ALCOHOL SENSORS INTERNATIONAL, LTD.


Dated:  January 26, 1998                     By:/s/Steven A. Martello
                                             ----------------------------------
                                                  Steven A. Martello, President
                                                  (Principal Executive Officer)

                       ALCOHOL SENSORS INTERNATIONAL, LTD.
                 FORM 10-QSB - QUARTER ENDED SEPTEMBER 30, 1997

                                  Exhibit Index

Exhibit
Number    Description

10.1 Securities Purchase Agreement, dated September 24, 1997, by and between the Company and Milbright Estates, Ltd. (minus attachments and exhibits thereto). (Incorporated by reference to Exhibit "10.1" to the Company's Current Report on Form 8-K (Date of Report:
          September 26, 1997) (Commission File No.: 0-26998), filed with the Commission on October 7, 1997).
10.2 Registration Rights Agreement, dated September 24, 1997, by and between the Company and Milbright Estates, Ltd. (Incorporated by reference to Exhibit "10.2" to the Company's Current Report on Form 8-K (Date of Report: September 26, 1997) (Commission File No.0-26998), filed with the Commission on October 7, 1997).
27        Financial Data Schedule.