Form 10-K
period 1997-12-31
ALCOHOL SENSORS INTERNATIONAL LTD
filed 1998-10-28
CIK 929313

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended: December 31, 1997
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________ to __________

                         Commission file number: 0-26998

                       ALCOHOL SENSORS INTERNATIONAL, LTD.
                 (Name of small business issuer in its charter)

                New York                                 11-3104480
      (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)

     11 Oval Drive, Islandia, New York                     11722
   (Address of principal executive offices)             (Zip Code)

Issuer's telephone number:  (516) 342-1515

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section
12(g) of the Exchange Act:                Common Stock, par value $.001
                                          Class A Common Stock Purchase Warrants
                                          Class B Common Stock Purchase Warrants

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes            No  X

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's net revenues for its most recent fiscal year:     $287,556

     The aggregate market value of the voting stock held by non-affiliates of the small business issuer was $1,040,096 on October 23, 1998, based on the closing sale price of the Common Stock on such date of $.125, as reported by Standard & Poor's Comstock service.

     As of October 26, 1998, there were a total of 9,481,778 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

     Transitional Small Business Disclosure Format (check one):  Yes     No X

                                     PART I

Introductory Comment - Forward Looking Statements.

     Statements contained in this Annual Report on Form 10-KSB that are not based upon historical fact are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements included in this Form 10-KSB involve known and unknown risks, uncertainties and other factors which could cause actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the best estimates by Alcohol Sensors International, Ltd. (the "Company") of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms.

     Potential risks and uncertainties include, among other things, such factors as the adequacy and reliability of parts and methods used in manufacturing the Company's Sens-O-Lock devices, adequacy of the Company's dealer and distribution network, the market acceptance of the Company's current ("second generation") Sens-O-Lock devices, the extent of the establishment, if any, of insurance programs providing discounts to customers installing products such as the Company's Sens-O-Lock devices, the impact of competitive products and pricing, the Company's ability to raise additional capital, the availability of funding to purchase raw materials and manufacture finished products, the success of the Company's research and development efforts in creating additional improvements to the Sens-O-Lock product line and other products for the Company, the establishment and extent of enforcement of laws with respect to the operation of motor vehicles by alcohol impaired drivers, societal views towards individuals operating motor vehicles while impaired through the consumption of alcohol and the other factors and information disclosed and discussed in "Item 1. Description of Business," "Item 6. Management's Discussion and Analysis or Plan of Operation" and in other sections of this Form 10-KSB. Readers of this Form 10-KSB should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements.


Item 1.  Description of Business.

General

     The Company designs, markets and sells electronic motor vehicle after-market safety products, including a patent-pending line of breath alcohol ignition interlock devices (each, a "BAIID") under the Sens-O-Lock brand name. The Company's Sens-O-Lock BAIID equipment is designed to detect, evaluate and assist in the prevention of an alcohol impaired driver operating a vehicle. The Company also markets and sells, under the WeatherEye brand name, a line of modular products designed to automatically engage and adjust the headlights and taillights of automobiles depending upon weather and sunlight conditions.

     After the Company's initial sale of approximately 700 original ("first generation") Sens-O-Lock units, the Company became aware in late Spring 1996 of inconsistencies in certain integral components manufactured for the Company and other manufacturing, design and quality control problems. As a result, in the second quarter of 1996, the Company discontinued manufacturing the first generation Sens-O-Lock product, recalled the first generation Sens-O- Lock units which had been sold, temporarily ceased marketing efforts and wrote down the Company's inventory by approximately $556,000. From that time through September 1997, the Company devoted substantially all of its resources to the research and development of new technology for and design of the second generation Sens-O-Lock product line, development of new relationships with existing and other component suppliers and manufacturers, improvement of the Company's component and manufacturing quality control procedures, enhancement of the Sens-O- Lock operating software and development of the Company's network of distributors and dealers. The Company completed final parts procurement and ordered the initial production of second generation Sens-O-Lock units during September and October 1997.

     In late February 1998, the Company received confirmation from an independent testing laboratory that the second generation Sens-O-Lock successfully completed testing under the National Highway Traffic Safety Administration ("NHTSA") Model Specifications for Breath Alcohol Ignition Interlock Devices (the "Model Specifications") for the battery of required tests for the 37-day calibration stability challenge protocol. The Model
Specifications are utilized by the various states in their individual certification processes for use in legislative and judicial programs for supervision of persons convicted of alcohol-related motor vehicle infractions, violations and crimes ("Mandatory Programs"). The various states have differing certification processes. Some states merely require compliance with the Model Specifications while other states have much higher standards and/or a complex certification procedure. Through October 19, 1998, the Sens-O-Lock has been certified in five states. The Company anticipates seeking additional state certifications of the second generation Sens-O-Lock on state-by-state basis, with priority based, among other factors, upon the location of the Company's distributors and dealers. The Company anticipates publicizing the Model Specification testing success and applicable state certifications in promoting the Sens-O-Lock devices for markets other than for Mandatory Programs (the "Mandatory Market"), such as (a) the voluntary market, which includes parents of teenage drivers (the "Voluntary Market"), and (b) the commercial market, comprising truck, bus and taxi fleets (the "Commercial Market"). The Company believes that, for the U.S. Voluntary Market and Commercial Market, no Model Specifications testing success or applicable state certification are required, although the Company further believes that a significant portion of the Voluntary Market and Commercial Market will not purchase a BAIID without a minimum of a 37-day calibration success under the Model Specifications and applicable state certification. However, there can be no assurance given that the Model Specifications testing success or state certifications will result in any revenues to the Company or the commercial success of the second generation Sens-O-Lock product.

     The Company continues to evaluate other sensing technologies currently utilized by competitors within the industry, as well as sensing technologies under development by others for use in different alcohol sensing applications. The Company intends to continue to utilize its research and development efforts to provide the Company with other alternative technical options for different specified target markets, as well as to improve and enhance the Company's products.

     The Company intends to seek insurance discounts to help drive the Voluntary Market and Commercial Market, and to assist in the lobbying for stricter federal and state laws requiring drivers convicted of alcohol-related motor vehicle infractions, violations or crimes to install BAIID equipment in their vehicles. The Company is evaluating strategies, marketing plans and programs which the Company expects will enable the Company to work jointly with insurance companies to enhance their respective markets. However, there can be no assurance that the Company and such insurance companies will agree upon a strategy, plan or program or that any such strategy, plan or program, if adopted, or the Company's independent lobbying efforts, will result in revenues to the Company or the commercial success of its products.

Recent Events

     The Company had limited sales of Sens-O-Lock units in 1997, primarily in the United Kingdom and elsewhere in Europe. During the second quarter of 1998, the Company sold 161 second generation Sens-O-Lock units and an additional 36 units were sold in the third quarter of 1998. There have been minimal revenues generated by the WeatherEye product line. The Company has been dependent upon loans and equity investments from the Company's officers, directors and shareholders and others to fund the Company's operations in absence of any material sales through the third quarter of 1998. The Company anticipates that it will require additional loans and/or equity investments in order to continue operations and until such time as sufficient revenues from sales of Sens-O-Lock units are generated.

     Management believes that the Company currently does not have sufficient working capital to continue its operations over the long-term and that cash generated from operations for the next several months will not be sufficient to meet the Company's currently anticipated liquidity and capital expenditure requirements in order to successfully market the second generation Sens-O-Lock product line and/or for the Company to continue operations. The Company has entered into discussions with a third party with respect to granting world-wide distribution/licensing rights to the Company's Sens-O-Lock and WeatherEye product lines, which is anticipated to entail the pre-payment to the Company of certain royalties. Further, the Company has continued to have discussions with one of the Company's preferred shareholders with respect to additional equity and/or debt financing. There can be no assurance, however, that the Company will enter into a formal distribution /licensing arrangement or receive additional financing from such preferred shareholder or any other party, that royalties from any such distribution /licensing arrangement and/or financing proceeds, if any, will be on terms favorable to the Company or that the Company will be successful in attaining its sales goals, nor that attaining such sales goals will have the desired effect on the Company's cash resources. The failure to receive sufficient distribution/licensing royalties and/or other equity or debt financing, as well as any failure to obtain a sufficient level of sales, may result in the
Company seeking protection under the Federal Bankruptcy Laws and/or terminating operations. See "Products - Sens-O-Lock" below, "Item 6. Management's Discussion and Analysis or Plan of Operations" and "Item 12. Certain Relationships and Related Transactions."

     On October 1, 1998, the Company executed a Consent and Undertaking, pursuant to which the Company admitted to the failure to timely file with the Securities and Exchange Commission (the "SEC") the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 and Quarterly Reports on Form 10-QSB for the quarters ended March 31, 1998 and June 30, 1998, and Notifications of Late Filing on Form 12b-25 with respect to such Forms 10-QSB, and consented to the entry of an order (the "Order") by the Federal District Court for the District of Columbia directing the Company to file with the SEC such Form 10-KSB by October 30, 1998 and Forms 10-QSB by November 13, 1998. The failure to file such Form 10-KSB and Forms 10-QSB in accordance with the Order may result in the Company being held in contempt of court, which could have a material adverse result on the Company's business and operations. The Company believes that the filing of this Form 10-KSB satisfies a part of the Order and is endevoring to file such Forms 10-QSB by November 13, 1998. However, there can be no assurance that such Forms 10-QSB will be filed with the SEC by November 13, 1998.

Principal Offices

     The Company's principal executive offices are located at 11 Oval Drive, Islandia, New York 11722; telephone number:(516) 342-1515. The Company maintains a website at "asil.com."

Products

Sens-O-Lock

     The Sens-O-Lock is a breath alcohol ignition interlock device intended for use in motor vehicles to assist in the prevention of a person with a breath alcohol content ("BrAC") level above a specified level from operating the motor vehicle. BAIIDs are breath alcohol sensing instruments designed to be mounted in a vehicle and connected to the ignition key and starting system in a way that prevents the vehicle from starting unless the driver first provides an acceptable breath sample. These devices contain an instrument to measure the BrAC level of a deep lung breath sample. If the measured BrAC level is at or above a set level, the vehicle's starting system is locked and the vehicle will not start.

     The driver of a Sens-O-Lock equipped vehicle is required to provide breath samples before and during the operation of the vehicle. This is accomplished by requiring an initial breath test (an "IBT") in order to start the vehicle, and requiring one or more subsequent breath tests (each, a "Rolling Retest") while the vehicle is being operated. The Sens-O-Lock analyzes the breath sample to determine the sample's BrAC level. If the tested BrAC level does not exceed the device's specified testing level (which is programmed at the time of manufacture), the driver will be advised of such and, in the case of an IBT, the starting system is enabled and the vehicle may then be started, or, in the case of a Rolling Retest, the vehicle may continue to be operated without entering the alarm mode. Should the driver fail the IBT, indicating the driver's breath contains a BrAC level above the device's specified testing level, the vehicle's starting system will remain disabled, thereby immobilizing the vehicle's engine. If a Rolling Retest is failed, the Sens-O-Lock is programmed to ask the driver to stop the vehicle. A sufficient amount of time is allowed for the driver to safely pull the vehicle over to the side of the road and turn the engine off. If the driver fails to stop the vehicle after a failed Rolling Retest, after issuing a repeated warning, the Sens-O-Lock will enter the alarm mode, whereby the vehicle's lights will flash and horn will sound intermittently, the intent being to bring attention to the vehicle.

     The Sens-O-Lock device consists of three major components which are installed in the motor vehicle: (a) a sensor head assembly, (b) the central processing unit ("CPU") and (c) the car control module ("CCM"). In most vehicles, a small light emitting diode ("LED") display will also be mounted on the dashboard.

     The sensor head assembly has been designed by the Company to easily fit into a driver's hand and to cause a proper breath sample to flow over a sensor. This sensor is manufactured by a third-party. When a proper breath sample is given, the sensor analyzes the breath sample for the sample's BrAC level. The results of the sensor analysis are then transmitted to the CPU which compares the analysis against pre-programmed parameters, whether state BAIID regulation, default or Company-set customized levels, and records the analysis for downloading, if required. The CPU also would cause the Sens-O-Lock to recycle for a new IBT or Rolling Retest, if an improper or insufficient breath sample or no breath sample is given. The CPU also manages the CCM, which mutes the radio, enables or disables the vehicle's starting system, engages the alarm mode, etc.

     The Sens-O-Lock is capable of providing voice messages in five different languages (American English, British English, French, German and Spanish), selectable at the time of installation. The messages prompt the driver through the IBT and Rolling Retest and provide other information. The Company anticipates initially marketing three Sens-O- Lock models, one for the Mandatory Market (the "Mandatory Unit"), one for the Voluntary Market (the "Voluntary Unit") and the third for the Commercial Market (the "Commercial Unit"). The features of the three models are structured to comply with the demands of the three markets, with the Mandatory Unit features structured to meet the detailed requirements of Mandatory Programs (e.g., recording, by date and time, the actual BrAC level results of each test, all attempts to start the vehicle, whether there has been a test failure, all Rolling Retests, any emergency override and whether any attempt at circumvention has occurred, etc.).

     Once the IBT has been passed, the driver will be able to start and operate the vehicle. If the engine stalls or is temporarily shut off, the driver may restart the engine within a pre-set time period without the need to provide a new breath sample. However, if the alarm mode is engaged, such as due to the failure of a Rolling Retest, then no restart will be allowed and the normal IBT sequence must be followed.

     Once the IBT has been passed, the driver will be required to pass at least one Rolling Retest while driving. The driver will have thirty seconds to provide the required Rolling Retest breath sample. Depending upon applicable state BAIID regulations, one or more Rolling Retests at random intervals may be required. For the Voluntary Unit, a Rolling Retest will occur at a random interval during the first 30 minutes of driving. The Sens-O-Lock has been designed so that the number and timing (specific or random) of Rolling Retests may be individualized to meet the requirements of the various state Mandatory Programs, or the needs of customers in the Voluntary Market and Commercial Market.

     To provide a breath sample, whether for an IBT or Rolling Retest, the driver would take a deep breath and place his or her lips completely around the sensor head assembly mouthpiece. The driver would then exhale a steady, forceful stream of air. As this is being done, the Sens-O-Lock will provide a steady tone and the LED, if installed, will only display a corresponding steady light. The tone and LED light indicate that the breath sample is not completed and will only discontinue when a full breath sample has been accepted.

     Should the driver be unable to provide a breath sample within thirty seconds, or the breath sample is insufficient to test the BrAC level, the driver will be advised that the sample was invalid and a new test will be conducted. In the case of a Rolling Retest, a second test will be conducted, but only one time. If a second invalid sample is provided during either an IBT or a Rolling Retest, or if no sample is provided, the Sens-O-Lock will advise the driver of such and, in the case of an IBT, the unit will recycle to permit a new IBT or, in the case of a Rolling Retest, direct the driver to stop the motor vehicle. The Sens-O-Lock will allow the driver sufficient time to safely pull over and turn off the ignition. However, if the driver fails to stop the vehicle, the Sens-O-Lock will enter the alarm mode until the vehicle is pulled over and the ignition key turned to the OFF position.

     For the Mandatory Unit, the failure of either an IBT or a Rolling Retest for any reason will be recorded in the data logger contained in the CPU. The failure of a Rolling Retest may be a violation of the terms of the driver's judicial supervision requirements and of applicable state BAIID regulations, and subject the motor vehicle to a starting system ignition lockout in accordance with applicable state regulations. In such a case, the Sens-O-Lock will provide a warning message at each motor vehicle startup following such a violation, notifying the driver that the Sens-O-Lock must be returned to an authorized dealer for service. The service, in such a case, would be the downloading of the data logger and the forwarding of the downloaded data to the appropriate authorities.

     All Commercial Units and Voluntary Units and, if permitted by the applicable state BAIID regulations, Mandatory Units have an emergency override, allowing the driver to start the motor vehicle upon inserting the key in the ignition without successfully completing the IBT. However, within two minutes of starting the vehicle using the emergency override, the Sens-O-Lock will request a Rolling Retest. Failing the Rolling Retest or ignoring the request to provide a breath sample will activate the alarm mode. Use of the emergency override will be recorded in a Mandatory Unit's data logger and may, if programmed, be recorded on a Voluntary Unit's or Commercial Unit's data logger. This emergency override feature is intended to be used only in the event of a life-threatening emergency, and a driver enrolled in a Mandatory Program may be required to show documentation, such as a hospital bill, etc., in order to justify its use.

     Depending on state law, there are various events that may result in a starting system lockout of a Mandatory Unit, such as:

          Failure to return for data downloading on schedule. The Mandatory Unit is programmed to provide for normal periodic downloading of information from the data logger in the CPU. The amount of time between downloading will depend on applicable state law. The Mandatory Unit is programmed for a seven-day grace period. Once the scheduled downloading date has been passed, warning messages will be heard at each startup of the motor vehicle. If the Sens-O-Lock is not downloaded at the scheduled date or within the warning period, the starting system will be locked out and the motor vehicle will not be capable of being started. It will then be necessary to have a certified Sens- O-Lock technician make a service visit to the vehicle, download the data as required by law, and re- enable the vehicle's starting system. The Company anticipates that there will be an additional charge for this re-enabling service.

          Failure to return for data downloading within five days of a BAIID regulations violation. Depending on applicable state law, a driver will have a specified period following a violation of a Mandatory Program's rules, such as failing or ignoring the request for a Rolling Retest, to return the motor vehicle to a certified dealer to have the data logger downloaded. Warning messages will be heard during this period whenever the vehicle is started. Since this is not a regularly scheduled download, there may be an additional charge for this downloading service. If the driver fails to have the data logger downloaded during this period, the Sens-O-Lock will lock out the starting system mechanism. It will then be necessary to have a certified technician make a service call to the vehicle, download the data as required by law, and re-enable the vehicle's starting system. The Company anticipates that there will be an additional charge for this re-enabling service.

     When Sens-O-Lock requests a breath sample, audio beeps come from the hand-held sensor head assembly, but the voice is routed through the vehicle's audio system speakers. (If the vehicle does not have a radio, or the speakers are inoperative or not compatible, it will be necessary to install a small speaker in order to hear the voice commands.) The Sens-O-Lock voice is self-amplified and does not require the radio to be turned on in order to be heard. If the audio system is playing, the Sens-O-Lock unit will automatically mute the radio (reduce the radio volume to zero) so that the voice commands can be heard and understood. Muting will continue through each operational sequence until completed. For example, on startup, the radio will be muted when the request to "PLEASE PROVIDE A SAMPLE" is heard and will continue to be muted until the IBT is passed and the voice reports that "YOU MAY START THE VEHICLE," after which audio output will be restored.

     In order to preserve battery power, Sens-O-Lock is equipped with a "sleep mode" feature that reduces power consumption when the vehicle is not in use. This is particularly important when the vehicle will be out of service for extended periods of time. Several minutes after the ignition is shut down, the Sens-O-Lock will enter the sleep mode. As soon as the key is turned to the ON position, the Sens-O-Lock will return to full operational mode.

     In most Sens-O-Lock installations, an LED display will be mounted on or just under the dash. Except when in sleep mode, a green LED will glow at all times, indicating the system is powered and fully operational. An amber LED flashes in synchronization with the "beeps" from the sensor head assembly, and glows steadily corresponding to the steady tone heard when providing a proper breath sample, providing visual reinforcement to the audio signals and aiding the hearing impaired. Once a breath test is passed, the amber LED will revert to green.

     The second generation Sens-O-Lock models are as follows:

          Sens-O-Lock 1100 Series - The Mandated Unit. The Sens-O-Lock 1100 limits the ability of impaired drivers to start their vehicles. This model was designed for state mandated use by those individuals convicted of alcohol-related motor vehicle infractions, violations and crimes, such as driving while intoxicated ("DWI") and driving under the influence ("DUI"). Under Mandatory Programs, such offenders are court-ordered to install a BAIID in their vehicle and have the data stored in the device downloaded at specified intervals (typically, every 30 to 60 days). More than half the states have enacted laws requiring, in certain incidences, mandated installation of a BAIID following either a DWI or DUI conviction.

          Sens-O-Lock 2100 Series - The Voluntary Unit. This mode l is a Variation of the 1100 Series Mandated Unit and is designed for individuals who voluntarily desire the equipment's protection. Aside from the safety and moral considerations, in the future, a Sens-O-Lock installation may afford car insurance premium discounts and the Company is evaluating marketing strategies for insurance carriers currently considering promoting discounts for drivers who install a BAIID. The main difference between the Voluntary Unit and the Mandated Unit is that the data logger and its downloading are optional in the Voluntary Unit and generally can be programmed to provide the information required by insurance carriers for their respective BAIID premium discounts, which, the Company anticipates, will be less detailed than the information required under state Mandatory Programs.

          Sens-O-Lock 3100 Series - The Commercial Unit. This model also varies from the 1100 Series Mandated Unit in order to meet the needs of the Commercial Market. Like the Voluntary Unit, the data logger will be programmed to record only that information required by the Commercial Market customer.

WeatherEye Intelligent Headlight Management System

     In August, 1996, the Company entered into an agreement with Weather Eye, Inc., a corporation that is owned by Joseph M. Lively, Esq., President, Chief Operating Officer and a director of the Company. Weather Eye, Inc. is the owner, with others. of proprietary technology, invented by Mr. Lively and others, which automatically turns on the headlights of automobiles to varying capacities, such as daytime running lights, and also automatically puts the vehicle's headlights and taillights on at full capacity when the windshield wipers are turned on. The Company is marketing this technology under the name of WeatherEye Intelligent Headlight Management System or, simply, WeatherEye.

     Pursuant to the terms of its agreement with Weather Eye, Inc., the Company was granted, for a term expiring on December 31, 2000, the right to distribute the WeatherEye to the new and used car dealers in the United States and throughout the world, and has the right to modularize the original system. The Company has agreed to pay Weather Eye, Inc. a royalty on each modularized unit sold ranging from $0.19 to $2.00 depending on the unit sold. In September 1998, for nominal consideration, WeatherEye, Inc. assigned its ownership in the WeatherEye technology to the Company. See "Item 12. Certain Relationships and Related Transactions."

     Daytime running lights are believed to be an effective means in reducing accidents. A number of insurance companies now offer premium discounts to drivers whose motor vehicles are equipped with daytime running lights. In addition, many states require the headlights and taillights to be turned on when the windshield wipers are in use. WeatherEye turns these lights on automatically when the windshield wipers are turned on and reduces the headlights to daytime running lights and turns off the taillights automatically when the wipers are turned off. Additionally, since

WeatherEye automatically turns off the vehicle's lights when the ignition is turned off, the motorist will not have to be concerned about discovering a dead battery as a result of leaving the vehicle's lights on. According to the American Automobile Association ("AAA"), AAA made 27.5 million service calls due to dead batteries in 1995.

     The WeatherEye Intelligent Headlight Management System not only provides the safety of daytime running lights in daytime, but automatically adapts the headlights and taillights to the appropriate setting for any driving condition. WeatherEye can automatically perform all the following functions:

     - in daylight, headlights are on at reduced power whenever the vehicle is running (in some models);

     - at dusk, headlights are raised to full brightness, with dash and taillights being turned on;

     - when wipers are switched on, headlights are raised to full brightness, dash and taillights are on;

     - when wipers are switched off during daylight-operation, headlights and all other lights automatically adjust to appropriate intensity;

     -    when the ignition is turned off, all lights go off; and

     - at night, valet lights remain on for 45 seconds after vehicle is turned off (in some models).

     In its attempt to expand its market potential and acknowledging that certain features of the WeatherEye Intelligent Headlight Management System, such as daytime running lights, are included on certain new car models, the Company has modularized the various components that comprise the WeatherEye. The consumer now has the ability to purchase certain or all of the features of the WeatherEye.

Intellectual Property and Other Proprietary Rights

     The Company believes that the Company's success depends significantly upon its proprietary technology. The Company currently relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions and other written materials under trade secret, patent and copyright laws to protect its proprietary technology; however, these generally afford only limited protection. The Company has registered and applied for registration for certain service marks and trademarks, and will continue to evaluate the registration of additional service marks and trademarks as appropriate. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Monitoring and identifying unauthorized use of broadly disseminated products is difficult. The Company anticipates that it will rely upon software engineering and marketing skills to gain and, thereafter, protect the Company's market position, in addition to the copyright and trademark or trade secret protection discussed above. Because the industry in which the Company competes is characterized by technological change, the Company believes that factors such as the technological and creative skills of the Company's personnel, product enhancements, name recognition and reliable product maintenance may be as important to establishing and maintaining a technology leadership position as the various legal protections of the Company's technology.

     The Company currently has patent applications pending related to the sensor head assembly, breath monitoring technology and sensing technology aspects of the second generation Sens-O-Lock and WeatherEye, Inc. has obtained a patent with respect to the WeatherEye device, such patent having been assigned to the Company in September 1998. There can be no assurance that any new patent applications will be submitted, any pending applications will be approved, any such patent, if issued, and the WeatherEye patent will not be challenged by third parties or, if challenged, that any such patent will not be invalidated. In addition, there can be no assurance that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties, any of which may have a material adverse effect on the Company.

     The name "Sens-O-Lock" is a registered trademark of the Company in the United States and United Kingdom and the Company's ASI logo and the name "WeatherEye" are trademarks of the Company in the United States.

     The Company is not aware that any of its products materially infringes the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company.

     In 1993, the Company received correspondence from Intoximeters Inc. claiming that the Company's name infringes upon the name of a product of such entity, "Alco-Sensor." The Company believes that the Company's name does not infringe upon such other entity's product name and that the name Sens-O-Lock does not and will not cause a confusion in the marketplace between the Company's product and the product of Intoximeters Inc. However, no assurance can be given that such entity or others would not be successful in prosecuting a claim that the Company's name and/or product names infringe upon a copyright or trademark of such entity or others.

     Litigation may be necessary to protect the Company's proprietary technology. Any such litigation may be time-consuming and costly. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or services or design around patents or other intellectual property rights of the Company. There can be no assurance that the patents or other intellectual property rights of others will not have a material adverse effect on the Company's ability to do business.

     Competitors and potential competitors of the Company may resort to litigation as a means of competition. Such litigation may be costly and expose the Company to new claims that the Company may not have anticipated. Although patent and intellectual property disputes in the technology area have often been settled through licensing, cross-licensing or similar arrangements, costs associated with such arrangements may be substantial, if such arrangements can be obtained at all. Any litigation involving the Company, whether as plaintiff or defendant, regardless of the outcome, including any litigation relating to claims which have been or may in the future be asserted against the Company, may result in substantial costs and expenses to the Company and significant diversion of effort by the Company's technical and management personnel. In addition, there can be no assurance that litigation, either instituted by or against the Company, will not be necessary to resolve issues that may arise from time to time in the future with other competitors. Any such litigation could have a material adverse effect upon the Company's business, operating results and financial condition. In the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop non-infringing technology, obtain licenses to the technology which is the subject of the litigation on terms not advantageous to the Company, pay damages and/or cease the use of any infringing technology. There can be no assurance that the Company would be successful in such development, that any such licenses would be available and/or that the Company would have available funds sufficient to satisfy any cash awards.

Product Development

     The Company believes that it must continue to enhance the Company's existing products and develop new products in order to maintain the Company's competitive position. The Company anticipates that its future product research activities, if any, would include refinement and improvement of current products and the development of new product options and features. The Company also anticipates devoting additional efforts to assure the reliability of and support for the second generation Sens-O-Lock as the product is employed by end users. The Company anticipates continuing its research and development efforts, including the hiring of additional qualified engineering, production and technical personnel and enhancing the Company's research and quality control facilities. The Company spent approximately $523,000 and $913,000 during 1997 and 1996, respectively, for product development and enhancement activities. The Company anticipates that any funds for future product development and research and development will be derived from cash flow generated by sales of and/or royalties derived from the Company's products. As the Company's sales from inception through the first quarter of 1998 have been minimal, no assurance can be given that the Company will continue product development and/or other research and development projects.

Production

     The Company believes high product quality will be an integral part of the ultimate success of the Company's products and the Company itself.

     The Sens-O-Lock manufacturing process consists of component assembly and systems integration of electronic and mechanical parts, which are then encased in a high impact plastic package. Most of the components of the Company's products are items manufactured by third parties and have various applications, including those applications performed in the Company's products. Component availability is subject to various lead times. The Company has also designed and developed the software necessary for the operation of the Sens-O-Lock units. The mold for manufacturing the sensor head assembly was designed by third parties in accordance with the Company's specifications and at the Company's cost. The Company currently holds all rights to this mold. The Company maintains internal product controls which consist primarily of prototype production, test engineering, materials purchasing and quality control of its prototypes and production units. The Company purchases or organizes the purchase of sensing and other components for Sens-O-Lock units from third party suppliers, then causes the materials to be forwarded to the Company's contract manufacturers, currently Intercontinental s.r.l. ("Intercontinental"), a turn-key contract manufacturer of electronic components, cable assemblies and injection molds and a provider of assembly, calibration and electronic products and component testing services located in Varese, Italy, and Flowtronics, Inc. ("Flowtronics"), a turn-key manufacturer of electronic assemblies located on Long Island, New York. Some major components are then assembled by Intercontinental and forwarded to Flowtronics for final assembly, calibration, testing and packaging. The Company has also outsourced the shipment of Sens-O-Lock units to its distributors and dealers. The Company believes that its current manufacturing, assembly, calibration, testing and shipping arrangements are sufficient to satisfy anticipated demand for the next twelve months, although the Company may elect, in the future, to retain other contract manufacturers or to contract with others to provide certain of the services presently performed by Intercontinental and/or Flowtronics.

     The Company previously had formed a subsidiary, Alcohol Sensors Europe, plc ("ASE"), owned 80% by the Company and 20% by Michael G. Ghazarian, a former director and officer of the Company, to perform component assembly, systems integration, quality control and shipping functions, as well as to be a distributor for the countries comprising the European Common Market. Following the resignation of Mr. Ghazarian as a director and officer of the Company and ASE, the Company determined to retain Intercontinental and Flowtronics to perform such functions (other than as an European distributor). Scarico, s.r.l. ("Scarico Italy") an entity which the Company believes to be affiliated with Intercontinental, previously performed certain of such functions for ASE. While the Company believes that Scarico Italy has had prior business transactions with Mr. Ghazarian and his affiliates, Scarico Italy and Intercontinental have represented to the Company that Mr. Ghazarian is neither an affiliate, agent, representative nor employee of Scarico Italy and holds no equity interest in or offices with either Intercontinental or Scarico Italy. See "Item 12. Certain Relationships and Related Transactions."

Sales and Marketing

     The Company's marketing strategy initially is to concentrate on product sales to the Voluntary Market and Mandated Market. Thereafter, the Company expects to attempt to penetrate the Commercial Market. However, the Company may elect to enter the Commercial Market earlier, as market conditions and demand dictate. According to the Bureau of Judicial Statistics of the United States Department of Justice, there were approximately 1,250,000 DWI and DUI convictions in the United States during 1992, including first time convictions and repeat offenders. According to a 1996 study by NHTSA, the national re-arrest rate for DUI and DWI offenders was 31%. Recent published studies have reported an over 60% reduction in recidivism among multiple offenders required to install a BAIID in their vehicle. In addition, NHTSA has reported that there were 17,126 alcohol-related fatalities in 1996 (40.9% of the total traffic fatalities for the year), that approximately 1,400,000 drivers were arrested in 1995 for driving under the influence of alcohol or narcotics and that 32.0% of all 1996 traffic fatalities involved at least one driver or non-occupant with a BrAC level of 0.10 or greater with an additional 8.9% involved a driver or non-occupant who had been drinking but whose BrAC level was below 0.10. NHTSA also estimates that alcohol was involved in 7% of all crashes in 1996.

     Laws in a number of states, including Illinois, Nevada, Texas, Virginia and West Virginia, require the installation of BAIIDs under specified circumstances and other states, such as Maryland and Tennessee, are considering similar legislation. The intent of such laws is to protect the public from those previously convicted of DWI/DUI from continuing to drink and drive, to provide authorities and care providers with information concerning compliance with treatment and probation requirements, cause behavior modification in the previously convicted and to provide a method for a convicted individual to maintain his/her license and, hopefully, remain insured, thereby further protecting the public.

     The Company intends to market and sell the Company's products through an independent distributor, dealer and representative network, as well as through direct sales. The Company has not conducted any test marketing programs to date. The Company is currently negotiating distributor agreements with independent 12-volt automotive after-market distributor firms covering specific territories throughout the United States, which the Company believes will afford sufficient sales coverage in the states in which the Company intends to initially market the Sens-O-Lock. The distributors' responsibilities are anticipated to include appointment of dealers, including automotive chains, auto stores, repair stations, auto specialty retail stores and alarm and radio installers, all of whom would sign dealer agreements, and, thereafter, receive Company training to sell, service and install the Sens-O-Lock system in customers' motor vehicles. These agreements generally contain provisions for a one-to-three year term with annual renewals, are terminable without cause upon 30 days written notice by either party and are automatically terminable for cause if the distributor breaches various specific contract conditions. Distributors are expected to receive net commissions based upon a percentage of gross sales of all product sales made in the distributor's territory through dealers.

     The Company has entered into agreements with dealers in various locations throughout the United States who were recruited by a territorial distributor or the Company directly. The Company or territorial distributors are expected to train all dealers to sell, install and service the Sens-O-Locks.

     The Company intends to participate in trade shows, advertise in trade journals, hold seminars and prepare a variety of instructional aids to introduce the Company's products and to educate potential users, representatives and dealers. However, due to limited funds, no assurance can be given as to the level, if any, of such trade show participation, advertising or preparation of instructional aids.

     The Company provides a renewable one year warranty for parts and labor on all Mandatory Units. A product warranty on parts and labor for the Voluntary Units and Commercial Units markets is given for 90 days to one year from installation by an authorized dealer. Servicing of Sens-O-Locks during and beyond the warranty period is expected to be provided by the Company's authorized dealers. There is no assurance that dealers will provide satisfactory warranty, repair or other services.

     The Company believes that the insurance market has strong potential. To enter this market, the Company has devoted significant effort and expense in evaluating strategies, marketing plans and programs which the Company anticipates will enable the Company to work jointly with major insurance companies to enhance the market for the Sens- O-Lock product.

     The Company has worked with major insurance companies, including American International Insurance Company ("AIIC"), a principal shareholder of the Company, and the Independent Insurance Company, an United Kingdom Insurance Company ("Independent"), to create strategies, marketing plans and programs to enhance the Company's and such insurance companies' respective markets. The Independent and such other insurance companies are expected to provide surcharge discounts or abatements to insureds who have previously been convicted of alcohol- related driving infractions, crimes and violations, provided that such individuals install and use an approved BAIID device, such as the Sens-O-Lock, and meet certain other underwriting criteria of the respective insurance companies. A preliminary program with the Independent did not result in material sales.

Installation and Service

     The Company is in the process of establishing a network of independent territorial distributors covering much of the United States. As of October 20, 1998, the Company had a total of four territorial distributors covering all or a portion of the following jurisdictions: Arizona, Maryland, North Carolina Virginia, Washington and the District of Columbia. The distributors generally are responsible for the recruitment and appointment of qualified authorized independent Sens-O-Lock dealers. All appointments within their territories are required to be in accordance with the

Company's instructions and specifications. Each appointed dealer is required to execute an agreement with their respective distributor, which agreements are and shall continue to be in a form approved by the Company. The dealers are expected to be equipped to sell, install and service Mandatory Units, as well as Voluntary Units and Commercial Units. Some dealers will sell all three models, while others are expected to only sell Voluntary Units and/or Commercial Units.

     Each distributor is expected to play a key role and assume major responsibilities in maintaining communications and providing assistance to dealers and the state motor vehicle departments or other appropriate authorities in the distributor's state(s) of operation. The distributor is required to obtain, review and provide explanation of the respective state laws concerning BAIID installation and performance criteria, update data bases and keep authorized dealers abreast of current information.

     It is anticipated that distributors will be trained by the Company's technical personnel and then have the responsibility to train all dealer/installer personnel in the knowledge, application and explanation of the Sens-O-Lock product line, applicable state laws, and the installation, downloading and servicing of Sens-O-Locks, all in accordance with the Company's guidelines and applicable state laws. Distributors are required to conduct training at their own facilities for installers and other employees of authorized dealers using a curriculum and materials developed by the Company.

     Distributors will be expected to initiate procedures necessary to have a Mandatory Unit installed in a motor vehicle after receiving notification from the court or probation department. These procedures will include notifying the installing dealer and the driver subject to a Mandatory Program, facilitating an appointment to install the device and train the driver(s) about the proper use of the Sens-O-Lock, notifying the Company and state authorities upon completion of installation, and keeping of accurate and permanent data records and serial numbers for each Sens-O-Lock installed within the distributor's territory.

     Distributors are required to collect information downloaded from the Sens-O-Lock data loggers by authorized dealers from motor vehicles within the distributor's territory and transmit such data to the appropriate state authorities. Such data is deemed confidential and is furnished only to designated state and local authorities and/or the Company's headquarters. The data is encrypted and only the Company and, in certain cases, state and local authorities, shall have translation software developed by the Company.

     Each distributor will be expected to maintain an inventory of spare parts, instruction and installation manuals and other applicable components required to support the dealers and anticipated installations within the distributor's territory. The Company will provide instruction and installation manuals to distributors along with specialized training equipment and proprietary information to assist the distributor in the performance of the distributor's duties. Distributors are also required to train dealers in their respective territories at the distributor's sole cost.

     All authorized dealer locations are selected by the distributor and certified by the Company. It is anticipated that the Company will require that each authorized dealer be financially sound and responsible with a successful history of automotive aftermarket installations. The Sens-O-Lock is required to be installed only by Company-trained and -certified installers who have completed a comprehensive course as part of their dealer agreement. The installation process, by Company-trained and -certified installers, takes approximately one hour.

     Authorized dealer facilities are required to be furnished with the necessary equipment to ensure proper installation and the installation area is to be secured to prevent unauthorized persons from observing or accessing secured items, such as tamper seals and installation instructions. Prior to installation, the motor vehicle is screened for mechanical and electrical conditions that may interfere with device's functioning. The installation site maintains all records of their Sens-O-Lock customers, copies of which are sent to the distributor.

     The Company provides support to the states and the dealer/representatives through the distributors in the following manner:

     - Operating a communication system via a long distance telephone carrier with a modern telephone switch network to communicate by electronic mail with the installation centers, the probation departments and others interested in the Sens-O-Lock BAIID program;

     - Providing educational information and documents to the courts, installers, probationers and their families and the public in general, to create awareness that a BAIID may help prevent DWI and DUI instances;

     -    Providing   probation   departments   with   a  decoding  program  for
          downloading encrypted information;
          and

     - Maintaining national toll free numbers twenty-four hours a day, seven days a week.

Insurance

     The Company maintains liability insurance with coverage limits of $1,000,000 for each occurrence and $2,000,000 in the aggregate. Although the Company does not anticipate any liability claims, there is no assurance that claims will not arise in the future, or that any damages or costs associated with these claims will not exceed the available insurance coverage limits. The Company intends to increase the coverage under its liability policy, as appropriate.

Competition

     The industries and markets in which the Company operates are highly competitive. Some of the Company's competitors may have substantially greater financial resources, larger research, development and sales staffs and greater name recognition than the Company, and may introduce new or improved products in the future. Market participants must compete on many fronts, including development time, engineering expertise, product quality, performance and reliability, price, name recognition, customer support and access to distribution channels. While the Company believes that it will be able to compete favorably primarily through product quality, technical excellence and customer service, there is no assurance that the Company will be able to compete successfully or develop competitive products in the future.

     The Company considers Guardian Interlock System, Lifesaver Interlock (and its distributor, Life Sciences) and AutoSense as the Company's primary Sens-O-Lock competition, although the Company expects that others have and will continue to enter the BAIID industry.

     Each technology employed by the Company's Sens-O-Lock competitors has inherent trade-offs (e.g., to gain additional accuracy, a device may require increased warm up time, which requires the driver to have to wait several minutes before providing a sample). The challenges found by BAIID providers is that, unlike evidential breath test equipment in police stations, which operate in a static environment, constant temperature and supervised testing, BAIIDs must operate in a vehicle's environment, which is subject to wide temperature and humidity swings, in an unsupervised testing environment and must protect against potential attempts at circumvention.

     The Company believes that the current Sens-O-Lock product is more user friendly, both in size, functionability and appearance than competitors' BAIIDs. The second generation product is small and unobtrusive (the sensor head assembly fits in the palm of one's hand, is aesthetically styled with finger grips and utilizes a snap off cap design) and is voice instructed in five currently available languages, British English, American English, German, Spanish and French, so that a driver is prompted by voice to avoid confusion while driving (e.g., a driver doesn't have to take his/her eyes off the road to view instructing lights on a panel during Rolling Re-tests). The Company incorporates sophisticated operating software that enables the sensor to be calibrated against specified set points, assists in installation and user customization, discourages circumvention attempts and datalogs driver tests.

     The Company believes its competitive advantage will be broadened by a strategic alliance with members of the insurance industry. The Company believes that most of the Company's competitors are focusing on the Mandatory Market in the U.S. The Company's strategy is more diverse; and while the Company intends to participate in the Mandatory Market, the Company also intends to market its products for Voluntary Market and Commercial Market, each driven by automobile insurance premium incentives.

Governmental Regulation

     The Sens-O-Lock has successfully completed NHTSA Model Specifications for the 37- and 67- day calibration stability challenge protocols. The Company is now in the process of having the second generation Sens-O-Lock certified in states in which the Company initially intends to market the device. Through October 20, 1998, the second generation Sens-O-Lock has been certified in five states. More than 35 states, including the most populated states of California, Texas and New York, have either enacted legislation or administrative directives with respect to BAIIDs. The Company believes that the vast majority of these states rely upon successful completion of the NHTSA Model Specifications 37-Day calibration stability challenge protocol in their respective certification process. The first generation Sens-O-Lock had been certified as meeting the state standards in twelve states - California, Florida, Georgia, Kansas, Maryland, Michigan, Minnesota, Nebraska, New York, Oklahoma, Utah and Missouri. The Company's primary marketing efforts for the second generation Sens-O-Lock initially are expected to focus on Arizona, California, Illinois, Georgia, Kansas, Maryland, Michigan, Nevada, New York, North Carolina, Utah, Virginia, Washington, Wisconsin and the District of Columbia. Certification standards vary by jurisdiction and are only applicable to the products installed pursuant to court ordered installations.

Employees

     As of December 31, 1997, the Company had approximately ten full-time employees, of whom two were in product development, two were in marketing, sales and customer support, two were in production and four were in general and administrative functions. Of the total, six employees were located in North America and four internationally. In addition, the Company utilized approximately two independent contractors in connection with the Company's product development and marketing activities. As of October 19, 1998, the Company had four full-time employees, all located in the United States. The Company has never experienced a work stoppage and believes that it has satisfactory relations with its employees.


Item 2.        Description of Properties.

     The Company's principal executive offices are located at 11 Oval Drive, Islandia, New York 11722. The Company's executive, administrative, sales, marketing and product development and support staff are primarily located at this facility. Pursuant to the lease agreement for this facility, the Company leased approximately 10,000 square feet of office and warehouse space for a five year rental term terminating on July 14, 2000. The base rent for this facility was approximately $89,000 in 1997, which base amount is scheduled to increase by approximately 5% in each remaining year of the lease term. In addition, the Company pays a proportional amount of the real estate taxes and increases in operating costs for the building in which the Company's facility is located. These additional costs were approximately $60,000 for 1997. In June 1998, the Company came to an agreement with the landlord of this facility pursuant to which the Company has consolidated its operations at this facility to approximately 2,500 square feet and the Company's base rent has been reduced to approximately $30,000 per year.


Item 3.        Legal Proceedings.

     The Company was named as a defendant in an action commenced in the United States District Court for the Eastern District of New York in July 1996 under the caption Henry Dornhuber v. Alcohol Sensors International, Ltd. The plaintiff sought $9 million in damages plus 100,000 shares of Company's stock, alleging he performed certain work for the Company as an independent contractor and was never compensated for the services he performed. This action was settled in July 1997 pursuant to which the Company issued to plaintiff and others an aggregate of 24,000 shares of Common Stock.

     The Company and certain of its officers were named as defendants in an action (the "Pace/Polek Lawsuit") commenced in the Supreme Court of the State of New York, Orange County, in an action captioned Albert Pace and Jan Polek v. Alcohol Sensors International, Ltd., Alcohol Sensors, Inc., Robert B. Whitney, John T. Ruocco, Michael A. Sylvester, Leon Pasqua, Steven A. Martello, George Berger, Berger and Paul and Barry Beyer, pursuant to which plaintiffs claimed an equity interest in the Company, as well as damages of $18.5 million, based upon a purported agreement with another entity, Alcohol Sensors, Inc., with which the claimants, certain former officers of the Company and others were allegedly affiliated in 1989, and a claim that one of the plaintiffs is the inventor of technology that is utilized in the Sens-O-Lock. This action was settled in February 1997, in connection with which certain present and former members of management surrendered for transfer to the plaintiffs and others an aggregate of 315,000 shares of their Common Stock to provide for the settlement. See "Item
12. Certain Relationships and Related Transactions."

     The Company and certain of its officers were named as defendants in an action commenced in the United States District Court for the Eastern District of New York in March 1996, under the caption Steven Eplan, individually and on behalf of Alcohol Sensors International, Ltd., v. Alcohol Sensors International, Ltd.,Steven A. Martello, Robert B. Whitney, John T. Ruocco and Michael A. Sylvester, by a shareholder seeking $2 million in damages based upon plaintiff's allegation that the Company was damaged as a result of the Company's handling of a prior lawsuit (the "Prior Lawsuit"). The Prior Lawsuit was settled for a total of $382,675. In connection therewith, certain present and former officers and directors of the Company contributed 55,672 shares of Common Stock held by such individuals along with $107,642. The current action was dismissed without prejudice in August 1997.

     In March 1997, the Company was served with a Demand to Arbitrate by a former employee, Charles Irwin, who sought $75,000 and options to purchase 36,000 shares of Common Stock based upon claims that the Company breached its employment agreement with this individual. In October 1997, the Company settled this matter for approximately $77,000.

     In Spring 1998, the Company was served with a Demand to Arbitrate by an individual, Babak Beheshti, based upon an alleged failure by the Company to comply with the settlement terms relating to a previous arbitration matter. In the former matter, this individual claimed he had not been compensated for engineering consulting services rendered to the Company and sought $650,000 and 114,449 shares of Common Stock. The Company had settled the prior arbitration matter for the issuance of 27,500 shares of Common Stock which were required to be registered under the Securities Act for resale by this individual. Such registration has not been effectuated, nor have such 27,500 shares been issued, and no assurance can be given that a registration statement with respect to said 27,500 shares will ever be made effective under the Securities Act.

     The Company and certain of its former officers were named as defendants in an action commenced in July 1997 in the New York State Supreme Court, New York County, in an action entitled Jack Gracian v. Alcohol Sensors International, Ltd, Robert B. Whitney and John Ruocco. Plaintiff alleges that, in July 1989, he entered into an agreement with the individual defendants and a company named "International Beverage Machine" pursuant to which plaintiff claims to have made certain payments which the individual defendants promised would be used to purchase stock in "Alcohol Sensors, Inc." which, in turn, plaintiff claims to be the predecessor to the Company. Plaintiff alleges damages of $13,500,000. The Company believes that the complaint fails to state a claim against the Company and that plaintiff has not been damaged by the Company, and, accordingly, intends to vigorously defend itself in this action. The ultimate outcome of this action is unknown at this time.

     The Company and certain of its former officers were named as defendants in an action commenced in September 1997 in the New York State Supreme Court, County of Nassau, captioned Guisepina Aucello v. Robert Whitney, John Ruocco and Alcohol Sensors International, Ltd. Plaintiff alleges that, in February 1990, Plaintiff entered into an exclusive "Distributor Agreement" with "Alcohol Sensors, Inc." wherein Plaintiff was granted a regional license to market, distribute and install an "automotive alcohol sensor" device to which "AS Inc." owned the patent rights. Plaintiff alleges damages of $1,000,000. The Company believes that it has no affiliation with "Alcohol Sensors, Inc.," or "AS Inc.," that the Company has no obligations under the "Distributor Agreement" referred to in the complaint and that plaintiff has not been damaged in any amount by the Company and, accordingly, intends to vigorously defend itself in the action. This action is currently in the discovery stage. The ultimate outcome of this action is unknown at this time.

     In February 1998, an action was commenced in the High Court of Justice, Queens Bench Division, in Oxford, United Kingdom, under the caption Scarico (UK) Limited v. Alcohol Sensors Europe plc. Scarico (UK) Limited is an entity which the Company believes is (a) not presently affiliated with Scarico Italy and (b) owned by Michael G. Ghazarian. Mr. Ghazarian is a former director and officer of the Company. Alcohol Sensors Europe plc. ("ASE") is an English corporation which, at the time of commencement of this action, was 80% owned by the Company and 20% owned by Mr. Ghazarian. In the complaint, Scarico (UK) Limited claimed that 68,321.93 (approximately $111,550, as of August 11, 1998) and $10,445 were due on invoices for services rendered to ASE between 1992 and 1997. ASE denied that any amounts were due Scarico (UK) Limited and believes that certain of the claimed services were actually performed by third parties, including Scarico Italy, and that ASE and the Company had paid such third parties directly. On August 11, 1998, the Company and ASE entered into a settlement arrangement with Scarico (UK) Limited, Digital Vehicle Security Systems ("Digital") and Mr. Ghazarian pursuant to which Scarico (UK) Limited, Digital and Mr. Ghazarian released and assigned to the Company all intellectual property, contract and other rights they may have in the technology and know-how related to the Sens-O-Lock and all claims to Sens-O-Lock units, parts and raw materials in their possession, as well as Mr. Ghazarian's 20% interest in ASE and Mr. Ghazarian surrendered an option to purchase 22,500 shares of Common Stock exercisable at $2.00 per share and expiring in June 2001; and the Company (a) paid Scarico (UK) Limited, Digital and Mr. Ghazarian an aggregate of approximately $90,000, (b) confirmed an option granted to Mr. Ghazarian in 1996 to purchase 100,000 shares of Common Stock exercisable at $3.00 per share and expiring in September 2001 and (c) deleted a provision requiring that Mr. Ghazarian be an employee of the Company in order to exercise an option to purchase 200,000 shares of Common Stock exercisable at $2.00 per share and expiring in September 2002. The parties also exchanged general releases in connection with this settlement arrangement. See "Item 12. Certain Relationships and Related Transactions."

     In 1993, the Company received correspondence from Intoximeters Inc. claiming that the Company's name infringes upon the name of a product of such entity, "Alco-Sensor." The Company believes that the Company's name does not infringe upon such other entity's product name and that the name Sens-O-Lock does not and will not cause a confusion in the marketplace between the Company's product and the product of Intoximeters Inc. However, no assurance can be given that such entity or others would be successful on a claim that the Company's name and/or product names infringe upon a copyright or trademark of such entity or others.


Item 4.        Submission of Matters to a Vote of Security Holders.

     On February 5, 1998, a Special Meeting of the Shareholders of the Company was held at which the Company's shareholders approved the elimination of the restriction on the number of shares of Common Stock issuable upon exercise of the Company's Series B Convertible Preferred Stock (the "Series B Preferred Stock") by the vote of 4,699,057 votes for, 278,346 votes against and 47,558 votes abstaining.

                             PART II

Item 5.        Market for Common Equity and Related Stockholder Matters.

(a)  Market Information

     The Common Stock was traded on The Nasdaq SmallCap Market ("Nasdaq") under the symbol "ASIL" from August 9, 1996 through March 3, 1998. From November 9, 1995 and through August 9, 1996, the Company's "Units" traded on the Nasdaq SmallCap Market under the symbol "ASILU." Each Unit consisted of two shares of Common Stock, one Class A Common Stock Purchase Warrant (the "Class A Warrants"), and one-half of a Class B Common Stock Purchase Warrant (the "Class B Warrants"). Pursuant to the decision of a Nasdaq Listing Qualifications Panel, the Common Stock, Class A Warrants and Class B Warrants were delisted from trading on Nasdaq, effective the close of business on March 3, 1998. The cited cause of the delisting was the Panel's opinion that the Company was then currently not in compliance with the minimum net tangible assets continuing maintenance requirements of Nasdaq. The Common Stock, Class A Warrants and Class B Warrants have, since March 3, 1998, traded on the electronic bulletin board (the "OTC Bulletin Board") maintained by the National Association of Securities Dealers, Inc., under the symbols "ASIL," "ASILW" and "ASILZ," respectively. The following table sets forth the range of high and low closing bid prices for the Units and shares of Common Stock for the periods indicated, as derived from reports furnished by Nasdaq (with respect to information through March 3, 1998) and the National Quotation Bureau, LLC (with respect to information on and after March 4, 1998). The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

UNITS -                                          High Bid               Low Bid
                                                 --------               --------
Fiscal 1996
     First Quarter. . . . . . . . . . . . . .    $18-1/4 $              12
     Second Quarter . . . . . . . . . . . . .     20                    11-3/4
     Third Quarter (through August 8, 1996) .     15-3/4                 8

COMMON STOCK -
Fiscal 1996
     Third Quarter (from August 9, 1996). . .      4-7/8                 2-13/16
     Fourth Quarter . . . . . . . . . . . . .      4-5/16                2-5/8

Fiscal 1997
     First Quarter. . . . . . . . . . . . . .      7-1/4                 3-3/8
     Second Quarter . . . . . . . . . . . . .      5-3/8                 2-5/16
     Third Quarter. . . . . . . . . . . . . .      2-5/16                5-3/8
     Fourth Quarter . . . . . . . . . . . . .      4-7/16                1

Fiscal 1998
     First Quarter. . . . . . . . . . . . . .      1.375                  .4375
     Second Quarter . . . . . . . . . . . . .      1.4375                 .65625
     Third Quarter  . . . . . . . . . . . . .       .6875                 .13
     Fourth Quarter (through October 16, 1998)      .21                   .17

(b)  Holders

     On October 16, 1998, there were 320 holders of Common Stock of record. The Company estimates, based upon surveys conducted by its transfer agent in connection with the Company's Special Meeting of Shareholders held on February 5, 1998, that it has approximately 3,000 beneficial shareholders.

(c)  Dividends

     The Company has never paid cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain any future earnings for reinvestment in its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and other relevant factors.

     In  addition,  under  the  terms  of  the  Company's  Series  A  Cumulative
Non-Redeemable Convertible Preferred Stock, par value $.001 per share (the "Series A Preferred Stock"), for so long as any shares of Series A Preferred Stock shall be outstanding, the Company shall not declare, pay or set apart for payment on any Company security junior in rank to the Series A Preferred Stock, including the Common Stock (the "Junior Stock"), any dividends whatsoever, whether in cash, property or otherwise (other than dividends payable in shares of the class or series upon which such dividends are declared or paid, or payable in shares of Common Stock with respect to any Junior Stock other than Common Stock, together with cash in lieu of fractional shares), nor shall the Company make any distribution on any Junior Stock, nor shall any Junior Stock be purchased, redeemed or otherwise acquired by the Company or any of its subsidiaries, nor shall any monies be paid or made available for a sinking fund for the purchase or redemption of any Junior Stock, in each case unless (i) all dividends to which the holders of shares of Series A Preferred Stock shall have been entitled for all previous periods shall have been paid in full and (ii) all such dividends for the immediately preceding two dividend periods shall have been paid exclusively in cash.

(d)  Recent Sales of Unregistered Securities

     The information set forth below is a list of all sales by the Company of the Company's equity securities occurring since January 1, 1997 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), and were not otherwise disclosed in the Company's Quarterly Reports on Forms 10-QSB for a quarter ended in 1997:

     1. During 1997, the Company issued 40,750 shares of Common Stock upon exercise of warrants issued to securityholders in connection with the Company's private placements conducted in 1994 and 1995. The Company received gross proceeds of $53,625 from such warrant exercises. These stock issuances were transactions by the Company not involving any public offering which were exempt from the registration requirements under the Securities Act pursuant to Section 4(2) thereof.

     2. In October 1997, the Company issued 24,000 shares of Common Stock, valued at $78,000, in settlement of litigation commenced against the Company. This stock issuance was a transaction by the Company not involving any public offering which was exempt from the registration requirements under the Securities Act pursuant to Section 4(2) thereof.

     3. In October 1997, the Company issued 500 shares of Common Stock upon exercise of an option issued as partial consideration for services rendered in 1996. The Company received gross proceeds of $750 from such option exercise. This stock issuance was a transaction by the Company not involving any public offering which was exempt from the registration requirements under the Securities Act pursuant to Section 4(2) thereof.

     4. In September 1997, the Company issued 1,000 shares of Common Stock, valued at $1,250, for consulting services rendered. This stock issuance was a transaction by the Company not involving any public offering which was exempt from the registration requirements under the Securities Act pursuant to Section 4(2) thereof.

     5. As of February 1998, the Company issued 457,493 shares of Common Stock to Milbright Estates, Ltd. ("Milbright") upon Milbright's conversion of 26 shares of Series B 8% Convertible Preferred Stock, par value $.001 per share (the "Series B Preferred Stock"). This stock issuance was a transaction not including any public offering which was exempt from the registration requirements under the Securities Act pursuant to Section 4(2) thereof.

     6. In August 1998, the Company issued an aggregate of 230,861 shares of Common Stock to AIIC as payment in full of $344,375 of dividends due on the 833,333 shares of Series A Preferred Stock registered in the name of AIIC. This stock issuance was a transaction not including any public offering which was exempt from the registration requirements under the Securities Act pursuant to
Section 4(2) thereof.


Item 6.        Management's Discussion and Analysis or Plan of Operation.

     The following discussion should be read in conjunction with the historical financial statements, including the notes thereto, of the Company included elsewhere herein.

General

     The Company designs, markets and sells electronic motor vehicle, after-market safety products, including a patent-pending line of BAIIDs, breath alcohol ignition interlock devices, under the Sens-O-Lock brand name. The Company's Sens-O-Lock BAIID equipment is designed to detect, evaluate and assist in the prevention of an alcohol impaired driver operating a vehicle. The Company also markets and sells, under the WeatherEye brand name, a line of modular products designed to automatically engage and adjust the headlights and taillights of automobiles depending upon weather and sunlight conditions.

     After the Company's initial sale of approximately 700 first generation Sens-O-Lock units, the Company became aware in late Spring 1996 of inconsistencies in certain integral components manufactured for the Company and other manufacturing, design and quality control problems. As a result, in the second quarter of 1996, the Company discontinued manufacturing the first generation Sens-O-Lock product, recalled the first generation Sens-O-Lock units which had been sold, temporarily ceased marketing efforts and wrote down the Company's inventory by approximately $556,000. From that time through September 1997, the Company devoted substantially all of its resources to the research and development of new technology for and design of the second generation Sens-O-Lock product line, development of new relationships with existing and other component suppliers and manufacturers, improvement of the Company's component and manufacturing quality control procedures, enhancement of the Sens-O-Lock operating software and development of the Company's network of distributors and dealers. The Company completed final parts procurement and ordered the initial production of second generation Sens-O-Lock units during September and October 1997.

     In late February 1998, the Company received confirmation from an independent testing laboratory that the second generation Sens-O-Lock successfully completed testing under the National Highway Traffic Safety Administration ("NHTSA") Model Specifications for Breath Alcohol Ignition Interlock Devices (the "Model Specifications") for the battery of required tests for the 37- and 67-day calibration stability challenge protocols. The Model Specifications are utilized by the various states in their individual certification processes for use in legislative and judicial programs for supervision of persons convicted of alcohol-related motor vehicle infractions, violations and crimes ("Mandatory Programs"). The various states have differing certification processes. Some states merely require compliance with the Model Specifications while other states have much higher standards and/or a complex certification procedure. Through October 20, 1998, the Sens-O-Lock has been certified in five states. The Company anticipates seeking additional state certifications of the second generation Sens-O-Lock on state-by-state basis, with priority based, among other factors, upon the location of the Company's distributors and dealers. The Company anticipates publicizing the Model Specification testing success and applicable state certifications in promoting the Sens-O-Lock devices for markets other than for Mandatory Programs (the "Mandatory Market"), such as (a) the voluntary market, which includes parents of teenage drivers (the "Voluntary Market"), and (b) the commercial market, comprising truck, bus and taxi fleets (the "Commercial Market"). The Company believes that, for the U.S. Voluntary Market and Commercial Market, no Model Specifications testing success or applicable state certification are required, although, the Company further believes that a significant portion of the Voluntary Market and Commercial Market will not purchase a BAIID without a minimum of a 37-day calibration success under the Model Specifications and applicable state certification. However, there can be no assurance given that the Model Specifications testing success or state certifications will result in any revenues to the Company or the commercial success of the second generation Sens-O-Lock product.

     The Company had limited sales of Sens-O-Lock units in 1997, primarily in the United Kingdom and elsewhere in Europe. During the second quarter of 1998, the Company sold 161 second generation Sens-O-Lock units and an additional 36 units were sold in the third quarter of 1998. There have been minimal revenues generated by the WeatherEye product line. The Company was dependent upon loans and equity investments from the Company's officers, directors and shareholders and others to fund the Company's operations in absence of any material sales through the third quarter of 1998. The Company anticipates that it will require additional loans and/or equity investments in order to continue operations and until such time as sufficient revenues from sales of Sens-O-Lock units are generated. In addition, the Company has held discussions with a third party with respect to the granting of world-wide distribution/licensing rights to the Company's Sens-O-Lock and WeatherEye product lines, which grant would require the pre-payment to the Company of certain royalties. There can be no assurance that the Company will obtain any additional loans and/or equity investments and/or enter into any such distribution/license arrangement, that any loans, equity investments and/or distribution/licensing arrangements will be on terms favorable to the Company, or that sufficient revenues, if any, will be generated through sales of Sens-O-Lock units. See "Item 12. Certain Relationships and Related Transactions."

     The Company continues to evaluate other sensing technologies currently utilized by competitors within the industry, as well as sensing technologies under development by others for use in different alcohol sensing applications. The Company intends to continue to utilize its research and development efforts to provide the Company with other alternative technical options for different specified target markets, as well as to improve and enhance the Company's products.

     The Company intends to seek insurance discounts to help drive the Voluntary Market and Commercial Market, and to assist in the lobbying for stricter federal and state laws requiring drivers convicted of alcohol-related motor vehicle infractions, violations or crimes to install BAIID equipment in their vehicles. The Company is evaluating strategies, marketing plans and programs which the Company expects will enable the Company to work jointly with insurance companies to enhance their respective markets. However, there can be no assurance that the Company and such insurance companies will agree upon a strategy, plan or program or that any such strategy, plan or program, if adopted, or the Company's independent lobbying efforts, will result in revenues to the Company or the commercial success of its products.

Results of Operations

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     The Company's net sales for the year ended December 31, 1997 (the "1997 Fiscal Year") were approximately $35,000, compared to $41,000 for the year ended December 31, 1996 (the "1996 Fiscal Year"), a decrease of $5,000 or 13.0%, primarily the result of decreased sales of the Company's WeatherEye product, which more than offset sales of the second generation Sens-O-Lock.

     Total cost of sales for the 1997 Fiscal Year was approximately $71,000, compared to $40,000 for the 1996 Fiscal Year, an increase of $32,000 or 78.8%, primarily the result of higher costs of initial production of the second generation Sens-O-Lock units in the 1997 Fiscal Year. As a percentage of the Company's net sales, costs of sales increased to 202.5% for the 1997 Fiscal Year from 98.5% for the 1996 Fiscal Year.

     Research and development ("R&D") expense for the 1997 Fiscal Year was approximately $523,000, compared to $913,000 for the 1996 Fiscal Year, a decrease of $390,000 or 42.7%, primarily as a result of the finalization of the second generation Sens-O-Lock product for market having lower costs than the initial development of the product line. As a percentage of the Company's net sales, the Company's R&D expense decreased to 1482.1% for the 1997 Fiscal Year from 2250.7% for the 1996 Fiscal Year.

     Selling, general and administrative ("SG&A") expense for the 1997 Fiscal Year was approximately $2,987,000, compared to $3,102,000 for the 1996 Fiscal Year, a decrease of $114,000 or 3.7%, primarily the result of reduced staff in the 1997 Fiscal Year as the Company focused principally on research and development and reduced active marketing of the Sens-O-Lock line. As a percentage of the Company's net sales, the Company's SG&A expense decreased to 8460.7% for the 1997 Fiscal Year from 7642.0% for the 1996 Fiscal Year.

     Litigation settlement expense for the 1997 Fiscal Year was approximately $158,000, compared to $1,591,000 for the 1996 Fiscal Year, a decrease of $1,433,000 or 90.1%, primarily the result of the accrual of settlement costs in the 1996 Fiscal Year related to the settlement of the Pace/Polek Lawsuit and the Prior Lawsuit and other litigation. As a percentage of the Company's net sales, the Company's litigation settlement expense decreased to 447.7% for the 1997 Fiscal Year from 3921.3% for the 1996 Fiscal Year.

     The Company incurred a cost of goods sold - inventory write-off expense of $556,026 in the 1996 Fiscal Year related to the recall of the original Sens-O-Lock in the first half of 1996. There was no similar expense in the 1997 Fiscal Year.

     Interest income for the 1997 Fiscal Year was approximately $81,000, compared to $83,000 for the 1996 Fiscal Year, a decrease of $2,000 or 1.8%, primarily as a result of higher average loan balance in the 1996 Fiscal Year.

     Interest expense for the 1997 Fiscal Year was approximately $47,000, compared to $42,000 for the 1996 Fiscal Year, an increase of $5,000 or 12.9%, primarily as a result of higher average loan balances in the 1996 Fiscal Year.

     As a result of all of the above, the Company's net loss for the 1997 Fiscal Year was $3,670,968, compared to $6,121,143 for the 1996 Fiscal Year, a decrease of $2,450,175 or 40.0%.

Liquidity and Capital Resources

     At December 31, 1997, the Company had working capital of approximately $890,000, a decrease of $728,000 from working capital of $1,618,000 at December 31, 1996. This decrease is primarily due to the net loss for the 1997 Fiscal Year of $3,670,968, offset in part by the net proceeds from the sale of Series B Preferred Stock discussed below.

     At  December  31,  1997,  the  Company  had cash and  cash  equivalents  of approximately $1,883,000, a net decrease in cash and cash equivalents of $1,159,000 from $3,042,000 at December 31, 1996. Cash used in operating activities for the 1997 Fiscal Year was $3,784,000, a decrease of $157,000 as compared to the 1996 Fiscal Year. The major factors contributing to this decrease include the loss from operations, reduced litigation settlement costs, accounts payable and pre-paid expenses and increases to inventory in anticipation of sales of the second generation Sens-O-Lock. Cash used in investing activities for the 1997 Fiscal Year was $20,000, a decrease of $2,936,000 from cash provided by investing activities in the 1996 Fiscal Year of $2,915,000, primarily due to sales of marketable securities (offset, in part, by purchases) and a decrease in restricted cash in the 1996 Fiscal Year, the funds for such purchases and the restricted cash having been derived from the Company's initial public offering in 1995. Cash used in financing activities for the 1997 Fiscal Year was $2,645,000, a decrease of $898,000 from cash used in financing activities in the 1996 Fiscal Year of $3,543,000, primarily due to proceeds received in 1996 from the exercise of warrants sold in private placements conducted in 1993 through 1995 and the sale of notes payable.

     On September 26, 1997, the Company sold a total of 300 shares of Series B Preferred Stock at a price of $10,000 per share to Milbright Estates, Ltd. The net proceeds from the sale of the Series B Preferred Stock was approximately $2,675,000. The rights, preferences and privileges of the Series B Preferred Stock are set forth in amendments to the Company's Certificate of Incorporation (the "Series B Provisions") filed with the New York Secretary of State. The Series B Preferred Stock has a liquidation preference of $10,000 per share and bears cumulative dividends at a rate of eight percent (8%) per share per annum. Such dividends are payable only immediately prior to the conversion of the Series B Preferred Stock into Common Stock. The Series B Preferred Stock is currently convertible, in whole or part, at the option of the holder, into shares of Common Stock at any time. Each share of Series B Preferred Stock is convertible into that number of shares of Common Stock as is determined by dividing (i) the sum of (a) $10,000 plus (b) the amount of all accrued but unpaid or accumulated dividends on the share of Series B Preferred Stock being so converted by (ii) the Conversion Price in effect at the time of conversion. The "Conversion Price" of the Series B Preferred Stock is equal to the lower of
(x)  $4.03125 or (y) 82.5% of the average  closing bid price of the

Common Stock over the ten consecutive trading days immediately preceding the date of the conversion notice delivered to the Company. If not sooner converted, all outstanding shares of Series B Preferred Stock are subject to automatic conversion on the earlier of (i) September 26, 1999 or (ii) immediately prior to the consummation of the acquisition of the Company pursuant to a merger or consolidation or the sale of substantially all of the assets of the Company. Except in connection with such automatic conversion, in no event will a holder of Series B Preferred Stock be entitled to convert any shares of Series B Preferred Stock if such conversion would cause the sum of (i) the number of shares of Common Stock beneficially owned by the holder and its affiliates
(other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of the Series B Preferred Stock) and (ii) the number of shares Common Stock issuable upon the conversion of such shares of the Series B Preferred Stock, to result in beneficial ownership by the holder and its affiliates of more than 4.99% of the outstanding shares of Common Stock. As of February 9, 1998, Milbright converted 26 shares of Series B Preferred Stock into 457,493 shares of Common Stock. Based on the average of the closing bid prices of the Common Stock for the ten consecutive trading days preceding October 19, 1998, the currently outstanding 274 shares of Series B Preferred Stock would, if convertible, be convertible into an aggregate of 18,123,433 shares of Common Stock (without giving effect to accrued dividends).

     Pursuant to a letter agreement, dated August 14, 1998, between the Company and AIIC, AIIC, as the holder of the 833,333 outstanding shares of Series A Preferred Stock, agreed to accept (a) 230,861 shares of Common Stock as payment in full for all accrued and unpaid dividends on said 833,333 shares of Series A Preferred Stock for the prior dividend payment dates of June 30, 1997, December 31, 1997 and June 30, 1998 (i.e., $344,375) and (b) agreed to accept shares of Common Stock in lieu of payment of dividends on said 833,333 shares of Series A Preferred Stock due on the dividend payment dates of December 31, 1998, June 30, 1999 and December 31, 1999, such shares of Common Stock to be valued at approximately $1.487 per share (subject to adjustment).

     In June 1998, Milbright, the holder of all outstanding shares of Series B Preferred Stock loaned (the "June 1998 Loan") the Company $100,000, bearing interest at 11.5% per annum and maturing on July 31, 1998. In August 1998, Milbright loaned the Company (the "August 1998 Loan") an additional $40,000, bearing interest at 11.5% per annum and maturing on August 31, 1998. In September 1998, Milbright loaned the Company an additional $25,000, bearing interest at 11.5% per annum and maturing on October 31, 1998. Repayment of the June 1998 Loan and August 1998 Loan are past due, although Milbright has not made any attempt to require such repayment.

     In October 1998, a third party loaned the Company $30,000 with interest at 11.5% per annum and due on November 30, 1998.

     In October 1998, the Company received two $20,000 loans from the party negotiating a distribution agreement with the Company. These loans bear interest at 8.5% and are due on March 31, 1999 and April 6, 1999.

     Management believes that the Company currently does not have sufficient working capital to continue its operations over the long-term and that cash generated from operations for the next several months will not be sufficient to meet the Company's currently anticipated liquidity and capital expenditure requirements in order to successfully market the second generation Sens-O-Lock product line and/or for the Company to continue operations. The Company has entered into discussions with a third party with respect to granting world-wide distribution/licensing rights to the Company's Sens-O-Lock and WeatherEye product lines, which is anticipated to entail the pre-payment to the Company of certain royalties. Further, the Company has continued to have discussions with Milbright with respect to additional equity and/or debt financing. There can be no assurance, however, that the Company will enter into a formal distribution/licensing arrangement or receive additional financing from
Milbright or any other party, that royalties from any such distribution/licensing arrangement and/or financing proceeds, if any, will be on terms favorable to the Company or that the Company will be successful in attaining its sales goals, nor that attaining such sales goals will have the desired effect on the Company's cash resources. The failure to receive sufficient distribution/licensing royalties and/or other equity or debt financing, as well as any failure to obtain a sufficient level of sales, may result in the Company seeking protection under the Federal Bankruptcy Laws and/or terminating operations.

Year 2000 Compliance

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company is in the process of implementing a review of issues related to the Company's Year 2000 compliance. This review is intended to determine the affect of the turn of the century on the operability of the Company's products, management information systems ("MIS"), non-MIS systems the Company utilizes to conducts its business and other internal and external processes which may impact the Company's operations. In connection with this evaluation, the Company also anticipates reviewing the Company's vendors, distributors and suppliers for Year 2000 compliance and to effect changes where necessary.

     The Company anticipates that this review process will be conducted in three phases: the first phase is anticipated to encompass a review of all of the Company's products, internal and external systems/processes and vendors and suppliers for Year 2000 compliance; the second phase is expected to correct all items identified as non- compliant and essential to the operations of the Company; and the third phase is contemplated to be a second review to ensure Year 2000 compliance and interoperability of all systems/processes.

     The Company anticipates conducting its review with its current resources, but cannot assure that it has sufficient resources to complete the review process in a timely manner. The Company has not determined at this time, what total costs it will incur to conduct the review process and to implement any necessary corrections. Although the Company believes that the software utilized in the second generation Sens-O-Lock and the Company's MIS software are Year 2000 compliant and is working to ensure that the Company's products and internal systems are Year 2000 compliant, there can be no assurance that such compliance is or will be achieved. The failure to be Year 2000 compliant could have a material adverse effect on the Company's business, operating results and financial condition.

Inflation

     The rate of inflation has had little impact on the Company's operations or financial position during the 1997 Fiscal Year and inflation is not expected to have a significant impact on the Company's operations or financial position during the year ending December 31, 1998.

     The Company pays a number of its suppliers, including Intercontinental and Scarico Italy, in US dollars. Therefore, fluctuations in the value of the Italian lira against the US dollar will not have an impact on the gross profit for sales of the Company's products.


Item 7.        Financial Statements.

     Set forth below is a list of the financial statements of the Company included in this Annual Report on Form 10-KSB.

Item                                                                       Page*
----                                                                       -----
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . .F-1
Consolidated Balance Sheet as at December 31, 1997 . . . . . . . . . . . . .F-2
Consolidated Statements of Operations, for the years ended
  December 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . .F-3
Consolidated Statements of Changes in Shareholders Equity
  for the years ended December 31, 1997 and 1996 . . . . . . . . . . . . . .F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . .F-5
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . .F-6

----------
* Page F-1 follows page 38 to this Annual Report on Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable.

                             PART III


Item 9.        Directors, Executive Officers, Promoters and Control Persons;
               Compliance With Section 16(a) of the Exchange Act.

Officers and Directors

     The current executive officers and directors of the Company are as follows:

                                         Positions and                  Director
Name                     Age        Offices with the Company             Since
----                     ---        ------------------------            --------

Joseph M. Lively         43         President, Chief Operating Officer
                                    and Director                           1996

J. Ernest Hansen         59         Director                               1996

Steven A. Martello       42         Director                               1992

Michael A. Sylvester     60         Director                               1992

Michael Rosenbaum        60         Director                               1998

Daniel H. Pisani         40         Director                               1997

     The following is a brief summary of the business experience and background of the current directors of the Company, based upon information provided to the Company by such persons:

     Joseph M. Lively presently serves as the President (since July 1998), Chief Operating Officer (since April 1997) and a director (since December 1996) of the Company. Mr. Lively also served as Vice-President (April 1997 to July 1998) of the Company. From December 1987 to July 1998, Mr. Lively was engaged in the private practice of law. He is admitted to practice in New York and the federal courts for the Southern and Eastern Districts of New York. Mr. Lively received a BS from Long Island University in 1979 and a JD from St. John's University in 1987. Mr. Lively is the owner of WeatherEye, Inc., the licensor of the Company's WeatherEye product. (See "Item 12. Certain Relationships and Related Transactions.")

     J. Ernest Hansen presently serves as a director (since December 1996) of the Company. Mr. Hansen is President of American International Insurance Company (since November 1991), American International Insurance Company of California, Inc. (since August 1994), Minnesota Insurance Company (since May 1994), AIG Marketing, Inc. (since November 1991), and New Hampshire Insurance Services, Inc. (since March 1993), and has over twenty-five years of experience within the property and casualty insurance industry.

     Steven A. Martello presently serves as a director (since July 1992) of the Company. Mr. Martello previously served as the President (April 1997 through May
1998), Chief Executive Officer (July 1997 through May 1998), Chief Financial Officer (February through May 1998) and Chief Operating Officer (February 1992 to April 1997) of the Company. Mr. Martello was Vice President of Worldlink Information Systems, Inc. (January 1994 to November 1995), Vice President of Global Management and Technology Company, an international trading and training company (1990 to 1994), and Benefits Manager at General Mills, Inc. (Izod Division) (from February 1981 to April 1986). From 1986 to 1990, Mr. Martello was an officer of a family-owned company in the vehicle repair and refurbishing business. Concurrently with other employment, from 1984 to 1990, Mr. Martello worked with Presidential Advance Operations of the White House. Mr. Martello also served as a director of the Industry Advisory Board to the American Association of Motor Vehicle Administrators (from 1994 to 1995), assisting in liaison with Department of Motor Vehicle Commissioners and Industry.

     Daniel H. Pisani presently serves as a director (since November 1998) of the Company. From November 1997 to January 1998, Mr. Pisani served as the Chief Financial Officer of the Company. He has served (since February 1998 and from November 1995 through October 1997) as Chief Financial Officer of Swid Powell Design Inc., developers and marketers of tableware products. From August 1994 through August 1995, Mr. Pisani served as Chief Financial Officer of the Party Experience Inc., a retailer of party and paper goods, and, from January 1988 to August 1994, he was Chief Financial Officer of Kennedy Electrical Supply Corp.

     Michael Rosenbaum presently serves as a director (since January 1998) of the Company. He served as Executive Vice President and a director of Brooke Group, Ltd. from 1984 to 1992. He presently is a private investor. Mr. Rosenbaum was appointed to the Company's Board of Directors upon the exercise of the right of William Scott & Company, L.L.C., the underwriter of the Company's initial public offering in November 1995, to nominate one individual to the Company's Board.

     Michael A. Sylvester presently serves as a director (since February 1992) of the Company. He served as Chief Financial Officer and Treasurer of the Company from February 1992 to October 1997. Mr. Sylvester has been Chief Executive Officer, President (since 1983) and a principal stockholder of M&S Chevrolet, Inc. and Secretary/Treasurer (since 1984) of Morningstar Ford, Inc., automotive dealerships, and is senior partner (since 1983) of Perry Realty Co., a real estate holding company.

     Pursuant to the Company's Certificate of Incorporation, as amended to date, and a Shareholders Agreement, dated as of December 20, 1996 (the "Shareholders' Agreement"), among the Company, American International Insurance Company ("AIIC"), Messrs. Martello, Lively and Sylvester and others, for so long as at least 250,000 shares of Series A Preferred Stock are outstanding, the holders of the outstanding Series A Preferred Stock, voting separately as a class, have the special and exclusive right to elect one director to the Board of Directors. In accordance with such right, AIIC, as the holder of all of the outstanding shares of Series A Preferred Stock, has elected J. Ernest Hansen as a director of the Company.

     Currently, Messrs. Hansen, Pisani and Sylvester, each of whom is not an officer or employee of the Company, serve as the members of the Audit Committee and Compensation Committee of the Board of Directors. The Audit Committee recommends engagement of the Company's independent certified public accountants, and is primarily responsible for reviewing and approving the scope of the audit and other services performed by the Company's independent certified public accountants and for reviewing and evaluating the Company's accounting principles and practices, systems of internal controls, quality of financial reporting and accounting and financial staff, as well as any reports or recommendations issued by the independent accountants. The Compensation Committee generally reviews and approves of the Company's executive compensation and currently administers the Company's 1998 Stock Incentive Plan (the "1998 Plan").

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company, together with written representations received by the Company from applicable parties that no Annual Statement of Beneficial Ownership of Securities on Form 5 was required to be filed by such parties for 1997 and prior years, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports, except that Joseph M. Lively and Michael Ghazarian each failed to timely file their Initial Statements of Beneficial Ownership of Securities on Form 3 and Joseph M. Lively failed to file a Form 5 with respect to two option grants by the Company, Steven A. Martello failed to file a Change in Beneficial Ownership Statement on Form 4 with respect to a transfer of 39,112 shares of Common Stock and a Form 5 with respect to two option grants by the Company, Michael A. Sylvester failed to file two Forms 4 with respect to a transfer of 79,822 shares of Common Stock and a contribution to capital of 13,918 shares of Common Stock and a Form 5 with respect to an option grant by the Company, Michael G. Ghazarian failed to file a Form 5 with respect to two option grants by the Company, Robert Whitney failed to file two Forms 4 with respect to a transfer of 79,822 shares of Common Stock and a contribution to capital of 13,918 shares of Common Stock and John Ruocco failed to file two Forms 4 with respect to a transfer of 79,822 shares of Common Stock and a contribution to capital of 13,918 shares of Common Stock.


Item 10.      Executive Compensation.

     The following table sets forth, for the three years ended December 31, 1997, the cash and other compensation paid to all individuals serving as the Company's Chief Executive Officer (or acting in a similar capacity) during 1997 and the one other individual serving as an executive officer of the Company on December 31, 1997 whose total salary and bonus, for services rendered to the Company during 1997, was $100,000 or more (each of such three individuals being a "Named Executive Officer").

                                                                               Long-Term
                                                                              Compensation
                                         Annual Compensation                    Awards
                                                                                Securities          All
                                                             Other Annual       Underlying         Other
Name and Principal Position        Year     Salary   Bonus   Compensation(1)     Options        Compensation
---------------------------        ----     ------   -----   ---------------   -----------      ------------

Robert B. Whitney,                 1997    $60,412   $-0-        $-0-              -0-              $-0-
 Chairman of Board,                1996     99,944    -0-         -0-              -0-               -0-
 Chief Executive Officer           1995     45,386    -0-         -0-              -0-               -0-
 and President (2)

Steven A. Martello,                1997    $ 71,226  $-0-        $-0-           12,500(4)            -0-
 Chief Executive Officer           1996      99,944   -0-         -0-          100,000               -0-
 and President(3)                  1995               -0-         -0-              -0-               -0-

Michael G. Ghazarian,              1997    $124,938   -0-         -0-          222,500(6)            -0-(7)
 Director of Production            1996         -0-   -0-         -0-          100,000               -0-(7)
 and Manufacturing and             1995
 Managing Director of
 ASE (5)

----------
(1) The value of all perquisites provided did not exceed the lesser of $50,000 or 10% of the officer's salary and bonus.
(2) On April 17, and July 2, 1997, Mr. Whitney resigned as President and Chief Executive Officer and a director, respectively, of the Company for medical reasons.
(3) On April 17, 1997, Mr. Martello was appointed President of the Company and on July 24, 1997, Mr. Martello was named Chief Executive Officer of the Company. Mr. Martello resigned as President, Chief Executive Officer and Chief Financial Officer of the Company, effective May 31, 1998.
(4) Represents options granted in exchange for the cancellation of deferred salary of $25,000 due Mr. Martello.
(5) Effective January 29, 1998, Mr. Ghazarian resigned all positions with the Company and ASE.
(6) Includes an option to purchase 22,500 shares of Common Stock granted in exchange for the cancellation of deferred salary of $45,362 due Mr. Ghazarian. Pursuant to the Settlement Agreement, dated August 11, 1998, between the Company and Mr. Ghazarian, this option was canceled.
(7) Does not include approximately $305,000 and $135,000 paid for services rendered and goods supplied in 1997 and 1996, respectively, to entities the Company believes are controlled or otherwise affiliated with Mr. Ghazarian. (See "Item 12. Certain Relationships and Related Party Transactions.")

Stock Option Grants in 1997

     The following table sets forth the (a) number of shares underlying options granted to each Named Executive Officer during 1997, (b) percentage the grant represents of the total number of options granted to all Company employees during the 1997, (c) per share exercise price of each option and (d) expiration date of each option.

                             Number of Shares     Percentage of Total
                            Underlying Options     Options Granted to      Exercise           Expiration
Name                       Granted During 1997     Employees in 1997         Price               Date
----                       -------------------    -------------------      --------           ----------

Robert B. Whitney. . . . .       0                       --                   --                  --
Steven A. Martello . . . .      12,500(1)                4.1%                 $2.00               6/9/02
Michael G. Ghazarian . . .      22,500(1)(2)             7.4                  $2.00               6/9/02
Michael G. Ghazarian . . .     200,000(3)               65.5                  $2.00               9/22/02

-----------------------------
(1) Represents options to purchase shares of Common Stock issued in exchange for accrued salary.
(2)  Pursuant  to  the  Ghazarian  Settlement  Agreement,  these  options   were
     canceled.
(3) In accordance with the Ghazarian Settlement Agreement, the Company reissued this option deleting a provision restricting the right to exercise the option following Mr. Ghazarian's termination of employment with the Company.

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

     Set forth in the table below is information, with respect to each of the Named Executive Officers, as to the (a) number of shares acquired during 1997 upon each exercise of options granted to such individuals, (b) aggregate value realized upon each such exercise (i.e., the difference between the market value of the shares at exercise and their exercise price), (c) total number of unexercised options held on December 31, 1997, separately identified between those exercisable and those not exercisable, and (d) aggregate value of in-the-money, unexercised options held on December 31, 1997, separately identified between those exercisable and those not exercisable.

                                                                                    Value of Unexercised
                                Number of Unexercised Options*                     In-the-Money Options at
                                    at December 31, 1997                              December 31, 1997
                           Shares
                          Acquired       Value
Name                     on Exercise    Realized   Exercisable   Unexercisable  Exercisable    Unexercisable

Robert B. Whitney . . .      -0-          -0-         -0-             -0-          -0-              -0-
Steven A. Martello. . .      -0-          -0-     112,500             -0-          -0-              -0-
Michael G. Ghazarian. .      -0-          -0-     300,000             -0-          -0-              -0-


Employment Agreements

     The Company currently has in effect an employment agreement (the "Lively Employment Agreement") with Joseph M. Lively. The Lively Employment Agreement, which became effective as of September 1, 1998, provides for Mr. Lively to serve as President and Chief Operating Officer of the Company for a term expiring in September 1, 2001, with an annual base salary of $150,000 (increasing to $182,500, as of January 1, 1999), subject to cost-of-living adjustments in each year of the employment term, and bonuses of (a) $50,000, should the Company report consolidated net income after taxes, excluding extraordinary items, in 1998, and (b) 4% of the Company's consolidated net income after taxes, excluding extraordinary items, in each of 1999 and 2000. Pursuant to the Lively Employment Agreement, the Company granted options to Mr. Lively to purchase an aggregate of 400,000 shares of Common Stock exercisable at $.225 per share, and has agreed to grant to Mr. Lively options to purchase 50,000 shares of Common Stock on each of September 1, 1999 and 2000 with an exercise price equal to the closing price of the Common Stock on the date of grant. The Lively Employment Agreement also provides for health and life insurance, a car allowance and other benefits and contains restrictions on Mr. Lively engaging in competition with the Company for the term thereof and for up to one year thereafter and provisions protecting the Company's proprietary rights and information. The Lively Employment Agreement also provides for the repricing of certain options to purchase an aggregate of 129,500 and 45,000 shares of Common Stock to $.225 and $.05 per share, respectively, from prices ranging from $1.06 to $3.00 per share. On the effective date of the Lively Employment Agreement, the per share closing sale price of the Common Stock was $.225.

     During 1996 and through June 30, 1997, Mr. Lively agreed to the deferral of a portion of his salary. As of June 10, 1997, the amount of such deferred salary and unpaid legal fees due Mr. Lively for services rendered prior to his employment by the Company was $90,000. On June 30, 1997, Mr. Lively agreed to the cancellation of such deferred salary in exchange for options to purchase 45,000 shares of Common Stock (subject to shareholder approval of the 1998 Stock
Plan) at an exercise price of $2.00 per share. On June 30, 1997, the closing sale price of a share of Common Stock, as reported on The Nasdaq SmallCap Market, was $2.5625.


1998 Stock Incentive Plan

     On July 24, 1998, the Board of Directors of the Company adopted the 1998 Plan, subject to shareholder approval.

Plan Summary

     The 1998 Plan authorizes the granting of awards to officers and employees of the Company, as well as to third parties providing services to the Company, e.g., independent contractors, consultants and advisors to the Company. Awards can be stock options (each, an "Option"), stock appreciation rights (each, an "SAR"), performance share awards (each, a "PSA") and/or restricted stock awards (each, an "RSA"). The 1998 Plan is administered by a committee (the "Committee") appointed by the Board of Directors and consisting of two or more members, each of whom must be a non-employee Director, or, in the absence of a committee, the Board of Directors as a whole. The Committee determines the number of shares to be covered by an award, the term and exercise price, if any, of the award and other terms and provisions of awards. The Compensation Committee of the Board of Directors of the Company has been designated to serve as the Committee and, thereby, administer the 1998 Plan. Members of the Board of Directors are eligible to receive awards under the 1998 Stock Plan. In addition, non-employee directors presently receive the non-discretionary stock option awards described below.

     The number and kind of shares available under the 1998 Plan are subject to adjustment in certain events. Shares relating to Options or SARs which are not exercised, shares relating to RSAs which do not vest and shares relating to PSAs which are not issued will again be available for issuance under the 1998 Plan. Awards relating to up to 3,000,000 shares of Common Stock may be granted under the 1998 Plan and the Company has reserved 3,000,000 shares of Common Stock for issuance thereunder.

     An Option granted under the 1998 Plan may be an incentive stock option ("ISO") or a nonqualified Option. ISOs may only be granted to employees of the Company. The exercise price for Options is to be determined by the Committee but, in the case of an ISO, is not to be less than the fair market value of the Common Stock on the date the Option is granted (110% of fair market value, in the case of an ISO granted to any person who owns more than 10% of the voting power of the Company) and, in the case of a nonqualified Option, is not to be less than 85% of the fair market value of the Common Stock on the date the Option is granted. In general, the exercise price is payable in any combination of cash, or, if authorized by the Committee, shares of Common Stock already owned by the participant for at least six months or a promissory note secured by the Common Stock issuable upon exercise. In addition, the award agreement may provide for "cashless" exercise and payment. The aggregate fair market value (determined on the date of grant) of the shares of Common Stock for which ISOs may be granted to any participant under the 1998 Stock Plan and any other plan by the Company or its affiliates which are exercisable for the first time by such participant during any calendar year may not exceed $100,000.

     Options granted under the 1998 Plan become exercisable in three equal annual tranches commencing one year from the date of grant, unless the Committee determines otherwise. An ISO granted to a holder (a "10% Shareholder") of more than 10% of the voting power of the Company must expire no later than five years from the date of grant. ISOs granted to persons other than a 10% Shareholder and all non-qualified Options must expire no later than ten years from the date of the grant.

     A director who is not also an employee of the Company will, upon appointment, election or re-election to the Board of Directors, automatically be granted a nonqualified option to purchase 25,000 shares, exercisable in three equal annual tranches commencing one year from the date of grant, at an exercise price equal to the fair market value of Common Stock on the date of grant. Options become immediately exercisable in full in the event of a disposition of all or substantially all of the assets or capital stock of the Company by means of a sale, merger, consolidation, reorganization, liquidation or otherwise, unless the Committee arranges for the optionee to receive new Options covering shares of the corporation purchasing or acquiring the assets or stock of the Company in substitution of the Options granted under the 1998 Stock Plan (which Options shall thereupon terminate). The Committee in any event may, on such terms and conditions as it deems appropriate, accelerate the exercisability of Options granted under the 1998 Plan.

     The Options granted under the 1998 Plan are not transferable other than by will or the laws of descent and distribution. Options which have become exercisable by the date of termination of employment or of service must be exercised within certain specified periods of time from the date of termination; the period of time to depend on the reason for termination. Such Options generally lapse three months after termination of employment other than by reason of retirement, total disability or death, in which case they generally terminate one year thereafter. If a participant is discharged for cause, all of the participant's Options will terminate immediately. Options which have not yet become exercisable on the date the participant terminates employment or service on the Company's Board of Directors for a reason other than retirement, death or total disability shall terminate on that date.

     An SAR is the right to receive payment based on the appreciation in the fair market value of Common Stock from the date of grant to the date of exercise. At the Committee's sole discretion, the Committee may grant an SAR concurrently with the grant of an Option. Such SAR is only exercisable at such time, and to the extent that the related Option is exercisable. Upon exercise of an SAR, the holder receives for each share with respect to which the SAR is exercised an amount equal to the difference between the exercise price under the related Option and the fair market value of a share of Common Stock on the date of exercise of the SAR. Such amount will be applied against the exercise price due in connection with the exercise of the related Option.

     Each SAR granted concurrently with an Option will have the same termination provisions and exercisability periods as the related Option. In its discretion, the Committee may also grant SARs independently of any Option, subject to such conditions consistent with the terms of the Plan as the Committee may provide in the award agreement. Upon the exercise of an SAR granted independently of any Option, the holder receives for each share with respect to which the SAR is exercised an amount in cash based on the percentage specified in the award agreement of the excess, if any, of fair market value of a share of Common Stock on the date of exercise over such fair market value on the date the SAR was granted. The Committee, in the Committee's sole discretion, can authorize the payment of such amount in cash, shares of Common Stock or a combination thereof. The termination provisions and exercisability periods of an SAR granted independently of any Option will be determined by the Committee.

     An RSA is an award of a fixed number of shares of Common Stock subject to transfer restrictions. The Committee specifies the purchase price, if any, the recipient must pay for such shares. Shares included in an RSA may not be sold, assigned, transferred, pledged or otherwise disposed of or encumbered until they have vested. The recipient is entitled to dividend and voting rights pertaining to such RSA shares even though they have not vested, so long as such shares have not been forfeited. Upon the date a participant is no longer employed by the Company for any reason, shares subject to the participant's RSAs which have not become vested by that date or shares subject to a participant's PSAs which have not been issued shall be forfeited in accordance with the terms of the related award agreements.

     A PSA is an award of a fixed number of shares of Common Stock, the issuance of which is contingent upon the attainment of such performance objectives, and the payment of such consideration, if any, as is specified by the Committee.

     The 1998 Stock Plan permits a participant to satisfy the participant's tax withholding with shares of Common Stock instead of cash, if the Committee agrees.

     The exercisability of all of the outstanding awards may be accelerated, subject to the discretion of the Committee, upon the occurrence of an "Event" that, as defined in the 1998 Stock Plan, includes approval by the shareholders of the dissolution on liquidation of the Company, certain mergers, consolidations, sale of substantially all of the Company's business and/or assets and a "change in control." The 1998 Stock Plan defines a change in control to have occurred (i) if a "person," as defined in Section 13(d) and 14(d) under the Exchange Act, acquires 20% or more of the voting power of the then outstanding securities of the Company or (ii) if, during any two consecutive year periods, there is a change of a majority of the members of the Board of Directors, unless the election or nomination of the new directors is approved by at least three-fourths of the members still in office from the beginning of the two year period.

     The 1998 Stock Plan provides for anti-dilution adjustments in the event of a reorganization, merger, combination, recapitalization, reclassification, stock dividend, stock split or reverse stock split. Upon the dissolution or liquidation of the Company, or upon a reorganization, merger or consolidation of the Company as a result of which the Company is not the surviving entity, the Plan will terminate, and any outstanding awards will terminate and be forfeited, subject to the Committee's ability to provide for (i) certain payments to participants in cash or Common Stock in lieu of such outstanding awards, (ii) the assumption by the successor corporation of either the Plan or the awards outstanding under the Plan and (iii) continuation of the Plan.

     The Board of Directors may, at any time, terminate or suspend the 1998 Plan. The 1998 Plan currently provides that the Board of Directors or the Committee may amend the 1998 Plan at any time without the approval of the holders of a majority of the shares of Common Stock except in certain situations enumerated in the 1998 Plan and then only to the extent such approval is required by Rule 16b-3 under the Exchange Act or Sections 162(m) or 422 of the Internal Revenue Code of 1986, as amended (the "Code").

Federal Income Tax Consequences

     ISOs granted under the 1998 Plan are intended to qualify as incentive stock options in accordance with the provisions of Section 422 of the Code. All other Options granted under the 1998 Plan are non-qualified Options and not entitled to special tax treatment under Section 422 of the Code. Generally, the grant of an ISO will not result in taxable income to the recipient at the time of the grant, and the Company will not be entitled to an income tax deduction at such time. The grant of nonqualified options will not result in taxable income to the recipient at the time of the grant to the extent that it is granted at 100% of the fair market value of Common Stock at such time. So long as such Option does not result in taxable income to the recipient at the time of the grant, the Company will not be entitled to an income tax deduction.

     Upon the exercise of an ISO granted under the 1998 Plan, the recipient will not be treated as receiving any taxable income, and the Company will not be entitled to an income tax deduction. Upon the exercise of a nonqualified option, an employee who is not a director or officer of the Company will be treated as receiving compensation, taxable as ordinary income, in an amount equal to the excess of the fair market value of the underlying shares of the Common Stock at the time of exercise, over the exercise price. The date of recognition and determination of the ordinary compensation income attributable to shares received upon exercise of an Option by an officer of the Company, while he or she is subject to Section 16(b) of the Exchange Act, is generally delayed until six months after such exercise, unless that person elects to be taxed as of the date of exercise. The Company will receive an income tax deduction for the amount treated as compensation income to the recipient at the time and in the amount that the recipient recognizes such income.

     Upon subsequent disposition of the shares subject to the Option, any differences between the tax basis of the shares and the amount realized on the disposition is generally treated as long-term or short-term capital gain or loss, depending on the holding period of the shares of Common Stock; provided, that if the shares subject to an ISO are disposed of prior to the expiration of two years from the date of grant and one year from the date of exercise, the gain realized on the disposition will be treated as ordinary compensation income to the optionee.

     Upon any grant of restricted stock or other award under the 1998 Plan, taxable income generally will be recognized by the recipient thereof to the extent that there is no substantial risk of forfeiture thereof. The satisfaction of any of the restrictions thereon generally will result in the recipient thereof being deemed to have received taxable income to the extent of the value of such award with respect to which such restrictions have been satisfied.

Options Granted Under the 1998 Stock Plan to Date

     The Company has granted options to purchase an aggregate 325,000 shares of Common Stock under the 1998 Stock Plan, subject to shareholder approval thereof.

Indemnification

     Section 722 of the New York Business Corporation Law provides that indemnification of directors, officers, employees and other agents of a corporation, and persons who serve at its request as directors, officers, employees or other agents of another organization, may be provided by such corporation if such person acted in good faith, for a purpose such person reasonably believes to be in the best interest of such corporation and, in criminal proceedings, in addition, had no reasonable cause to believe such person's conduct was unlawful.

     The Company also maintains a directors' and officers' liability insurance policy in a coverage amount of $2,000,000.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth the beneficial ownership of shares of voting stock of the Company, as of October 23, 1998, of (a) each person known by the Company to beneficially own 5% or more of the shares of outstanding Common Stock, based on filings with the SEC and certain other information, (b) each of the Company's executive officers and directors and (c) all of the Company's executive officers and directors as a group.

                             Amount and       Percentage        Amount and       Percentage
                              Nature of      Ownership of    Nature of Series    Ownership
                            Common Stock     Common Stock    A Preferred Stock   of Series A
Name and Address of         Beneficially      and Voting        Beneficially      Preferred
Beneficial Owner(1)           Owned(2)        Power(3)(4)         Owned(2)         Stock(3)
-------------------         ------------     ------------    -----------------   -----------

American International
  Insurance Company . . . .  1,700,436(5)       15.5               833,333           100.0
American International
  Group, Inc. . . . . . . .  1,700,436(6)       15.5               833,333(7)        100.0
J. Ernest Hansen. . . . . .  1,700,436(8)       15.5               833,333(9)        100.0
Michael A. Sylvester. . . .    601,260(10)       6.3                    --               0
Robert B. Whitney (11). . .    566,260           6.0                    --               0
John T. Ruocco (12) . . . .    566,260           6.0                    --               0
Milbright Estates, Ltd. . .    473,140(13)       5.0                    --               0
Steven A. Martello. . . . .    420,047(14)       4.3                    --               0
Joseph M. Lively. . . . . .    214,350(15)       2.2                    --               0
Michael Rosenbaum . . . . .     77,112(16)       0.8                    --               0
Daniel H. Pisani. . . . . .          0(17)       0.0                    --               0

All officer and directors
as a group (6 persons). . .  3,013,205(18)      26.6               833,333           100.0
*    Less than 0.1%

(1) Unless otherwise indicated, the address for each beneficial owner listed in the table is Alcohol Sensors International, Ltd., 11 Oval Drive, Islandia, New York 11722.
(2) Unless otherwise indicated, the Company believes that all persons named in the security ownership table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined upon the exercise of options, warrants or convertible securities.
(3) Each beneficial owner's percentage ownership and voting power is determined by assuming that stock options and warrants and convertible securities that are held by such person (but not those held by any other person)



     and which are exercisable or convertible within such 60 day period, have been exercised or converted, as the case may be.
(4) As of October 23, 1998, each share of Series A Preferred Stock is entitled to cast .6982915 votes on all matters subject to a vote of shareholders and, subject to applicable law, votes together with the holders of Common Stock.
(5) Includes (a) the 581,909 shares of Common Stock issuable upon conversion in full of the 833,333 shares of Series A Preferred Stock held of record by American International Insurance Company ("AIIC"), a wholly owned subsidiary of American International Group, Inc. ("AIG"), which shares of Series A Preferred Stock are convertible within the next 60 days and (b) the 887,666 shares of Common Stock issuable upon exercise of warrants held of record by AIIC, which warrants are exercisable within the next 60 days. However, if Milbright were to convert in full the remaining 274 shares of Series B Preferred Stock as of October 19, 1998, the Series A Preferred Stock would be convertible into 1,519,941 shares of Common Stock and the warrants held by AIIC would entitle AIIC to purchase 2,285,415 shares of Common Stock. See Note (13) below and "Item 12. Certain Relationships and Related Transactions."
(6) Represents the 1,700,436 shares of Common Stock beneficially owned by AIIC, a wholly owned subsidiary of AIG, as of the Record Date. See note (5) above.
(7) Represents the 833,333 shares of Series A Preferred Stock owned of record by AIIC, a wholly owned subsidiary of AIG.
(8) Includes the 1,700,436 shares of Common Stock beneficially owned by AIIC, of which Mr. Hansen is President and a director. Mr. Hansen disclaims beneficial ownership to any of the 1,700,436 shares of Common Stock beneficially owned by AIIC. Does not include 25,000 shares of Common Stock issuable upon exercise of an option granted to Mr. Hansen which was granted subject to (and not exercisable prior to) shareholder approval of the 1998 Plan. The Company anticipates that the shareholders of the Company will be asked to approve the 1998 Plan at the next Annual Meeting of Shareholders anticipated to be held more than 60 days from the date hereof. See note (5) above.
(9) Includes the 833,333 shares of Series A Preferred Stock owned of record by AIIC, of which Mr. Hansen is President and a director. Mr. Hansen disclaims beneficial ownership to any of the 833,333 shares of Series A Preferred Stock held of record by AIIC.
(10) Includes 35,000 shares of Common Stock issuable upon exercise of options granted to Mr. Sylvester, which option is exercisable within the next 60 days. Does not include 25,000 shares of Common Stock issuable upon exercise of an option granted to Mr. Sylvester which was granted subject to (and not exercisable prior to) shareholder approval of the 1998 Plan. The Company anticipates that the shareholders of the Company will be asked to approve the 1998 Plan at the next Annual Meeting of Shareholders anticipated to be held more than 60 days from the date hereof.
(11) The address for Mr. Whitney is 42 Parkside Avenue, Miller Place, New York 11764.
(12) The  address for Mr. Ruocco is 26 Moriches Avenue, Mastic, New York  11950.
(13) Under  the  Securities  Purchase  Agreement,   dated  September  24,  1997,
     by and between the Company and Milbright, Milbright is prohibited (the "Milbright Prohibition") from converting shares of Series B Preferred Stock that would result inMilbright and its affiliates being deemed the beneficial owner of more than 4.99% of the outstanding Common Stock. The 473,140 shares of Common Stocklisted in the above table as beneficially owned by Milbright reflects the 457,493 shares of Common Stock that Milbright acquired upon conversion of 26 shares of Series B Preferred Stock and an additional 15,647 shares of Common Stock issuable upon
     conversion  of  Series  B  Preferred   Stock  held  by  Milbright   without
     violating the Milbright Prohibition. Without giving effect to the Milbright Prohibition, Milbright would be deemed to be the beneficial owner of 18,580,926 shares, or 67.3%, of the Common Stock.
(14) Represents (a) 15,659 shares of Common Stock owned by a minor child of Mr. Martello (of which Mr. Martello disclaims beneficial ownership), (b)
     291,888 shares of Common Stock owned by a family limited liability partnership of which Mr. Martello is the general partner and presently holds a 99% interest therein (and of which Mr. Martello disclaims beneficial ownership to all other partnership interests therein) and (c) 112,500 shares of Common Stock issuable upon exercise of options granted to Mr. Martello, which option is exercisable within the next 60 days. Does not include 25,000 shares of Common Stock issuable upon exercise of an option granted to Mr. Martello which was granted subject to (and no exercisable prior to) shareholder approval of the 1998 Plan. The shareholders of the Company will be asked to approve the 1998 Plan at the next Annual Meeting of Shareholders anticipated to be held more than 60 days from the date hereof.



(15) Represents (a) 37,350 shares of Common Stock owned by the spouse of Mr. Lively (of which Mr . Lively disclaims beneficial ownership), (b) 2,500 shares of Common Stock held in a Simplified Employee Pension Plan ("SEPP") for the benefit of Mr. Lively and (c) 174,500 shares of Common Stock issuable upon exercise of options granted to Mr. Lively, which options are exercisable within the next 60 days. Does not include 200,000 shares of Common Stock issuable upon exercise of an option granted to Mr. Lively which were granted subject to (and no portion is exercisable prior to) shareholder approval of the 1998 Plan. The Company anticipates that the shareholders of the Company will be asked to approve the 1998 Plan at the next Annual Meeting of Shareholders anticipated to be held more than 60 days from the date hereof.
(16) Includes (a) 60,600 shares of Common Stock issuable upon exercise of warrants held by Mr. Rosenbaum, which warrants are exercisable within the next 60 days, (b) 14,090 shares of Common Stock held by Mr. Rosenbaum's spouse (of which Mr. Rosenbaum disclaims beneficial ownership) and (c) 22 shares of Common Stock issuable upon exercise of warrants held by Mr. Rosenbaum's spouse, which warrants are exercisable within the next 60 days. Does not include 25,000 shares of Common Stock issuable upon exercise of an option granted to Mr. Rosenbaum which was granted subject to (and no exercisable prior to) shareholder approval of the 1998 Plan. The Company anticipates that the shareholders of the Company will be asked to approve the 1998 Plan at the next Annual Meeting of Shareholders anticipated to be held more than 60 days from the date hereof.
(17) Does not include 25,000 shares of Common Stock issuable upon exercise of an option granted to Mr. Pisani which was granted subject to (and no exercisable prior to) shareholder approval of the 1998 Plan. The Company anticipates that the shareholders of the Company will be asked to approve the 1998 Plan at the next Annual Meeting of Shareholders anticipated to be held more than 60 days from the date hereof.
(18) Includes (a) an aggregate 1,469,575 shares of Common Stock issuable upon upon conversion of the Series A Preferred Stock and the exercise of the AIIC Warrant held by AIIC, (b) the 382,622 shares of Common Stock issuable upon exercise of options and warrants held by Messrs. Lively, Martello, Rosenbaum and Sylvester and Mr. Rosenbaum's spouse, which options and warrants are exercisable within the next 60 days, and (c) the 361,487 shares of Common Stock owned by Mr. Martello's child and family liability partnership, Mr. Lively's spouse and SEPP and Mr. Rosenbaum's spouse, as discussed in notes (12) through (15) above. Does not include the 325,000 shares of Common Stock issuable upon exerciseof the options, as discussed in notes (12) through (16) above which were granted subject to (and no portions are exercisable prior to) shareholder approval of the 1998 Plan. The Company anticipates that the shareholders of the Company will be asked to approve the 1998 Plan at the 1998 Annual Meeting of Shareholders anticipated to be held more than 60 days from the date hereof.


Item 12.  Certain Relationships and Related Transactions.

     Certain current and former officers of the Company were named as parties to some of the litigation which have been settled or which are currently pending. See "Item 3. Legal Proceedings."

     The Company believes that Michael Ghazarian is the Managing Director of Digital. In October 1993, Digital was granted exclusive distribution rights to the Company's products for all of Europe. Mr. Ghazarian also was a 20% owner of ASE, a subsidiary of the Company, which had been assigned by Digital such exclusive European distribution rights, and had been granted exclusive European and non-exclusive world-wide manufacturing rights to the Company's Sens-O-Lock devices. The Company also believes that Mr. Ghazarian is a director/owner of Scarico (UK) Limited (not affiliated with Scarico Italy), which had provided certain sub-manufacturing and assembly services to the Company and ASE. In July 1996, Mr. Ghazarian was made a consultant to the Company; in September 1996, Mr. Ghazarian was appointed Managing Director of ASE; and, in September 1996, Mr. Ghazarian was elected a director of the Company. In 1996, the Company incurred charges of approximately $174,000 for molds, tooling and operating expenses from Digital and Scarico (UK) Limited. In July 1996, the Company entered into a consulting agreement with Mr. Ghazarian. The consulting agreement was for a duration of six months at a fee $100 per month, plus pre-approved expenses. Under this consulting agreement, Mr. Ghazarian assumed responsibility for building molds and tooling for the Sens-O-Lock product line and completing the
Company's proprietary air tube design for the Sens-O-Lock devices. In consideration of Mr. Ghazarian's representation of the successful completion of the tasks under the consulting agreement, the Company awarded him an option (the "Consulting Agreement Option") to purchase 100,000 shares of Common Stock at an exercise price of $3.00 per share. Following the expiration of such consulting agreement, the Company retained Mr. Ghazarian as an employee at the rate of $100,000 per year. Through June 10, 1997, Mr. Ghazarian agreed to the deferral of a portion of his salary. As of June 30, 1997, the amount of such deferred salary was $45,000. On June 30, 1997, Mr. Ghazarian agreed to the cancellation of such deferred salary in exchange for an option (the "Ghazarian Deferred Compensation Option") to purchase 22,500 shares of Common Stock at an exercise price of $2.00 per share. On June 30, 1997, the closing sale price of a share of Common Stock, as reported on The Nasdaq SmallCap Market, was $2.5625. Pursuant to its arrangement with Mr. Ghazarian, Digital and Scarico UK, Ltd., in 1997, the Company paid Mr. Ghazarian, Digital and Scarico UK, Ltd. an aggregate of $428,618. Mr. Ghazarian resigned as an officer, director and employee of the Company and ASE effective January 29, 1998. In February 1998, Scarico (UK) Limited commenced litigation in the United Kingdom against the Company claiming that Scarico UK Limited was owed additional funds by ASE, which the Company disputed. In August 1998, the Company and ASE and Scarico (UK) Limited, Digital and Mr. Ghazarian (collectively, the "Ghazarian Entities"), settled this litigation, pursuant to which (a) the Company paid the Ghazarian Entities an aggregate of approximately $90,000, (b) Mr. Ghazarian made certain representations as to the Sens-O-Lock equipment and parts inventory in the possession of the Ghazarian Entities, (c) the Ghazarian Entities turned over to the Company such Sens-O-Lock equipment and parts, (d) the Ghazarian Deferred Compensation Option was canceled, (e) the Company confirmed the Consulting Agreement Option, (f) Mr. Ghazarian assigned his 20% equity interest in ASE to the Company, (g) the Company deleted a provision requiring that Mr. Ghazarian be an employee of the Company in order to exercise an option to purchase 200,000 shares of Common Stock exercisable at $2.00 per share and expiring in September 2002 and (h) the parties exchanged general releases. See "Item 3. Legal Proceedings."

     Joseph M. Lively, President, Chief Operating Officer and a director of the Company, is one of the inventors of the product that eventually became the Company's WeatherEye product line. Mr. Lively is the sole shareholder of Weather Eye, Inc., which holds, with one other individual, the patent rights to this product. Weather Eye, Inc. and the Company entered into an agreement in August 1996, as amended, pursuant to which the Company is obligated to pay a royalty of between $0.19 and $2.00 per unit. The Company did not pay Weather Eye, Inc. any royalties in 1996 and 1997. In September 1998, the patent and technology rights held by WeatherEye, Inc. with respect to the WeatherEye product was assigned to the Company for nominal consideration. See "Item 1. Description of Business -- Products and "Intellectual Property and Other Proprietary Rights."

     During 1996 and through June 30, 1997, Mr. Lively agreed to the deferral of a portion of his salary. As of June 10, 1997, the amount of such deferred salary and unpaid legal fees due Mr. Lively for services rendered prior to his employment by the Company was $90,000. On June 30, 1997, Mr. Lively agreed to the cancellation of such deferred salary in exchange for options to purchase 45,000 shares of Common Stock (subject to shareholder approval of the 1998 Stock
Plan) at an exercise price of $2.00 per share. The closing sale price of a share of Common Stock, as reported on The Nasdaq SmallCap Market, on such date was $2.5625.

     On September 26, 1997, the Company sold a total of 300 shares of Series B Preferred Stock at a price of $10,000 per share to Milbright Estates, Ltd. The net proceeds from the sale of the Series B Preferred Stock was approximately $2,675,000. The rights, preferences and privileges of the Series B Preferred Stock are set forth in amendments to the Company's Certificate of Incorporation (the "Series B Provisions") filed with the New York Secretary of State. The Series B Preferred Stock has a liquidation preference of $10,000 per share and bears cumulative dividends at a rate of 8% per share per annum. Such dividends are payable only immediately prior to the conversion of the Series B Preferred Stock into Common Stock. The Series B Preferred Stock is currently convertible, in whole or part, at the option of the holder, into shares of Common Stock at any time. Each share of Series B Preferred Stock is convertible into that number of shares of Common Stock as is determined by dividing (i) the sum of (a) $10,000 plus (b) the amount of all accrued but unpaid or accumulated dividends on the share of Series B Preferred Stock being so converted by (ii) the Conversion Price in effect at the time of conversion. The "Conversion Price" of the Series B Preferred Stock is equal to the lower of (x) $4.03125 or (y) 82.5% of the average closing bid price of the Common Stock over the ten consecutive trading days immediately preceding the date of the conversion notice delivered to the Company. If not sooner converted, all outstanding shares of Series B Preferred Stock are subject to automatic conversion on the earlier of (i)
September 26, 1999 or (ii) immediately prior to the consummation of the acquisition of the Company pursuant to a merger or consolidation or the sale of substantially all of the assets of the Company. Except in connection with such automatic conversion, in no event will a holder of Series B Preferred Stock be entitled to convert any shares of Series B Preferred Stock if such conversion would cause the sum of (i) the number of shares of Common Stock beneficially owned by the holder and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of the Series B Preferred Stock) and (ii) the number of shares Common Stock issuable upon the conversion of such shares of the Series B Preferred Stock, to result in beneficial ownership by the holder and its affiliates of more than 4.99% of the outstanding shares of Common Stock. Effective as of February 9, 1998, Milbright converted 26 shares of Series B Preferred Stock into 457,493 shares of Common Stock. Based on the average of the closing bid prices of the Common Stock for the ten consecutive trading days preceding October 19, 1998, the 274 shares of Series B Preferred Stock would convert into an aggregate of 18,123,433 shares of Common Stock (without giving effect to accrued dividends).

     Pursuant to a letter agreement, dated August 14, 1998, between the Company and AIIC, AIIC, as the holder of the 833,333 outstanding shares of Series A Preferred Stock, (a) agreed to accept an aggregate of 230,861 shares of Common Stock as payment in full for all accrued and unpaid dividends on said 833,333 shares of Series A Preferred Stock for the prior dividend payment dates of June 30, 1997, December 31, 1997 and June 30, 1998 (i.e., $344,375) and (b) agreed to accept shares of Common Stock in lieu of payment of dividends on said 833,333 shares of Series A Preferred Stock due on the dividend payment dates of December 31, 1998, June 30, 1999 and December 31, 1999, such shares of Common Stock to be valued at approximately $1.487 per share (subject to adjustment).

     In June 1998, Milbright Estates Ltd. ("Milbright"), the holder of all of the outstanding shares of Series B Preferred Stock loaned (the "June 1998 Loan") the Company $100,000, bearing interest at 11.5% per annum and maturing on July 31, 1998. In August 1998, Milbright loaned the Company (the "August 1998 Loan") an additional $40,000, bearing interest at 11.5% per annum and maturing on August 31, 1998. In September 1998, Milbright loaned the Company an additional $25,000, bearing interest at 11.5% per annum and maturing on October 31, 1998. Neither the June 1998 loan nor the August 1998 loan have been repaid, although Milbright has not taken any action to require such repayment.

     Set forth below are the names of the individuals, their affiliations with the Company and the number of shares transferred in February 1997 pursuant to a stipulation of Settlement, Settlement Agreement and mutual release, dated February 27, 1997, between Albert Pace and Jan Polek and the Company (see "Item
3. Legal Proceedings"), such individuals and others:

                                                                         Number
                                                                      of Shares
Name                  Affiliation                                   Transferred
----                  -----------                                   -----------
Steven A. Martello. . Former President and Chief Executive
                      Officer and current director . . . . . . .         39,112
John T. Ruocco. . . . Former Senior Vice President and
                      director and current 5% shareholder. . . .         79,822
Michael A. Sylvester  Former Executive Vice President of Sales,
                      Treasurer and Chief Financial Officer and
                      current director and 5% shareholder. . . .          79,822
Robert B. Whitney . . Former President, Chief Executive Officer
                      and director and current 5% shareholder. .          79,822

Item 13.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     Set forth below are all exhibits to this Annual Report on Form 10-KSB:
3.1 Composite of Certificate of Incorporation of the Company, as amended to date. [(Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (Date of Report: September 26, 1997) (Commission File
     Number:  0-26998),  filed with the  Commission  on October 7,  1997.)]
3.2  By-laws of the Company,  as amended to date.  (Incorporated by reference to
     Exhibit 3(c) to the Company's Registration Statement on Form SB-2 (Registration Number: 33-96752), filed with the Commission on September 8, 1995.)

4.1 Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4(a) to Amendment No.2 to the Company's Registration Statement on Form SB-2 (Registration Number: 33-96752), filed with the Commission on October 30, 1995.)
4.2 Specimen Redeemable Common Stock Warrant Certificate. (Incorporated by reference to Exhibit 4(b) to the Company's Registration Statement on Form SB-2 (Registration Number: 33-96752), filed with the Commission on September 5, 1995.)
4.3  Underwriter's  Unit  Purchase Option (Form).  (Incorporated by reference to
     Exhibit 4(c) to Amendment No. 2 to the Company's Registration Statement on Form SB-2 (Registration Number: 33-96752), filed with the Commission on October 30, 1995.)
10.1 Company's 1998 Incentive Stock Plan.
10.2 Employment Agreement, dated December 31, 1995, between the Company and Steven A. Martello. (Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB/A (Commission File
     Number:  0-26998),  filed  with the  Commission  on April 28,  1997.)
10.3 Employment Agreement, dated December 31, 1995, between the Company and Michael A. Sylvester. (Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB/A (Commission File Number: 0-26998), filed with the Commission on April 28, 1997.)
10.4 Employment Agreement, dated as of September 1, 1998, between the Company and Joseph M. Lively (without exhibits).
10.5 Joint Venture Agreement, dated August 8, 1996, between the Company and Weather Eye, Inc., as amended on December 31, 1996. (Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB/A (Commission File Number: 0-26998), filed with the Commission on April 28, 1997.)
10.6 Lease, dated August 8, 1995, between the Company and IR Realty Inc. (Incorporated by reference to Exhibit 10(f) to the Company's Registration Statement on Form SB-2 (Registration Number: 33-96752), filed with the Commission on September 5, 1995.)
10.7 Warrant Agreement, dated 1995, between the Company and Continental Stock Transfer & Trust Company (Form). (Incorporated by reference to Exhibit 10(a) to Amendment No. 2 to the Company's Registration Statement on Form SB-2 (Registration Number: 33-96752), filed with the Commission on October 30, 1995.)
10.8 Merger and Acquisition Agreement, dated 1995, between the Company and William Scott & Company, LLC (Form). (Incorporated by reference to Exhibit 10(c) to the Company's Registration Statement on Form SB-2 (Registration Number: 33-96752), filed with the Commission on September 5, 1995.)
10.9 Financial Consulting Agreement, dated 1995, between the Company and William Scott & Company, LLC (Form). (Incorporated by reference to Exhibit 10(b) to Amendment No. 2 to the Company's Registration Statement on Form SB-2 (Registration Number: 33-96752), filed with the Commission on September 5, 1995.)
10.10 Stipulation of Settlement, Settlement Agreement and Mutual General Release, dated February 27, 1997, between Albert Pace and Jan Polek and the Company, John T. Ruocco, Michael A. Sylvester, Robert B. Whitney, Steven A. Martello and Leon Pasqua.
10.11 Securities Purchase Agreement, dated September 24, 1997, by and between the Company and Milbright Estates, Ltd. (minus attachments and exhibits thereto). (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report: September 26, 1997) (Commission File No.: 0- 26998), filed with the Commission on October 7, 1997.)
10.12 Registration Rights Agreement, dated September 24, 1997, by and between the Company and Milbright Estates, Ltd. (Incorporated by reference to
     Exhibit 10.2 to the  Company's  current report on Form 8-K (Date of Report:
     September 26, 1997) (Commission File No. 0-26998), filed with the Commission on October 7, 1997.)
10.13 Consulting Agreement, dated as of July 1, 1996, between the Company and Digital Vehicle Security System, Inc. and Michael Ghazarian. (Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the
     Company's  Annual  Report  on  Form   10-KSB/A   (Commission  File  Number:
     0-26998), filed with the Commission on April 28, 1997.)
10.14 Assignment, dated as of October 30, 1996, between Digital Vehicle Security Systems Limited and Alcohol Sensors Europe, Plc, Michael Ghazarian and the Company. (Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB/A (Commission File Number: 0-26998), filed with the Commission on April 28, 1997.)

10.15 Exclusive Distributor Agreement, dated October 21, 1993, between the Company and Digital Vehicle Security Systems. (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB/A (Commission File Number: 0-26998), filed with the Commission on April 28, 1997.)
10.16 Contract Affirmation between Digital Vehicle Security Systems, Inc. and the Company. (Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB/A (Commission File Number:
     0-26998), filed with the Commission on April 28, 1997.)
10.17 Convertible Stock and Warrant Purchase Agreement, dated December 20, 1996, between the Company and American International Insurance Company. Incorporated on reference to Exhibit 1 to the Company's Current Report on Form 8-K (Date of Report: December 20, 1996) (Commission File Number:
     0-26998),  filed  with the  Commission  on January 3, 1997.)
10.18 Registration Rights Agreement, dated December 20, 1996, between the Company and American International Insurance Company. (Incorporated on reference to Exhibit 2 to the Company's Current Report on Form 8-K (Date of Report: December 20, 1996) (Commission File Number: 0-26998), filed with the Commission on January 3, 1997.)
10.19 Shareholders Agreement, dated as of December 20, 1996, among American International Insurance Company, Robert B. Whitney, John T. Ruocco, Michael A. Sylvester, Joseph M. Lively, Steven A. Martello and the Company. Incorporated on reference to Exhibit 3 to the Company's Current Report on Form 8-K (Date of Report: December 20, 1996) (Commission File Number:
     0-26998),  filed with the Commission on January 3, 1997.)
10.20 Consent and Amendment Agreement,  dated as of April 9, 1997,  among Robert
     B. Whitney, John T. Ruocco, Michael A. Sylvester, Joseph M. Lively, American International Insurance Company, the Company, Albert Pace, Jan Polek, Lipman Family Partners Ltd., Gerald N. Jacobowitz, David O. Gubits, John H. Thomas, Gerald A. Lennon, Peter R. Eriksen, Linda F.
     Madoff, Howard Protter, Donald G. Nichol, Larry Wolinsky, Robert E. Dinardo, Mark A. Krohn, J. Benjamin Gailey, Fabricant & Lipman, Jacobowitz & Gubits and Ariel Enterprises (without exhibits).
10.21 Order containing the Release and Settlement Agreement, dated August 13, 1998, among the Company, Alcohol Sensors Europe plc, Michael Ghazarian, Digital Vehicle Security Systems Ltd. and Scarico (UK) Ltd.
10.22 Warrant, dated December 20, 1996, registered in the name of American International Insurance Company. (Incorporated on reference to Exhibit 4 to the Company's Current Report on Form 8-K (Date of Report: December 20, 1996) (Commission File Number: 0-26998), filed with the Commission on January 3, 1997.)
10.23 Promissory Note, dated June 12, 1998, of the Company, in the principal amount of $100,000 payable to Milbright Estates Ltd.
10.24 Letter Agreement, dated August 14, 1998, between the Company and American International Insurance Company.
10.25 Promissory Note, dated August 13, 1998, of the Company, in the principal amount of $25,000 payable to Milbright Estates Ltd.
10.26 Patent Assignment, dated September 21, 1998, from Joseph M. Lively and WeatherEye, Inc. to the Company.
10.27 Promissory Note, dated September 4, 1998, of the Company, in the principal amount of $40,000 payable to Milbright Estates Ltd.
11   Computation of Loss Per Share.
21   Subsidiaries of the Company.
24 Powers of Attorney (set forth on the signature page of this Annual Report on Form 10-KSB).
27   Financial Data Schedule.

(b) Reports on Form 8-K.

          On October 7, 1997, the Company filed a Current Report on Form 8-K (Date of Report: September 26, 1997) with the Commission reporting, as an Item 5 disclosure, the Company's sale of 300 shares of Series B Preferred Stock for gross proceeds of $3,000,000. There were no financial statements included in such Form 8-K.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 26, 1998                      ALCOHOL SENSORS INTERNATIONAL, LTD.


                                      By:    /s/ Joseph M. Lively
                                             Joseph M. Lively, President


                                POWER OF ATTORNEY

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed on October 26, 1998 by the following persons in the capacities indicated. Each person whose signature appears below constitutes and appoints Joseph M. Lively, with full power of substitution, his true and lawful attorney-in-fact and agent to do any and all acts and things in his name and on his behalf in his capacities indicated below which said attorney-in-fact and agent may deem necessary or advisable to enable Alcohol Sensors International, Ltd. to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically, but not limited to, power and authority to sign for him in his name in the capacities stated below, any and all amendments thereto, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in such connection, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or said attorney-in-fact and agent's substitute or substitutes, may lawfully do or cause to be done by virtue thereof.


                                     President, Chief Operating Officer and
                                             Director
            /s/Joseph M. Lively      (Principal Executive and Financial Officer)
               Joseph M. Lively


            /s/ J. Ernest Hansen     Director
                J. Ernest Hansen


                                     Director
                Steven A. Martello


            /s/ Daniel H. Pisani     Director
                Daniel H. Pisani


            /s/ Michael Rosenbaum    Director
                Michael Rosenbaum


            /s/ Michael Sylvester    Director
                Michael Sylvester

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Alcohol Sensors International, Ltd.
Islandia, New York

We have audited the accompanying consolidated balance sheet of Alcohol Sensors International, Ltd. and subsidiary as of December 31, 1997 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Alcohol Sensors International, Ltd. and subsidiary as at December 31, 1997 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A, the Company expects substantial losses and has depleted its working capital and is past due on various obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As described more fully in Note M[1], the Company is a defendant in litigation, the ultimate outcome of which cannot be presently determined.


/s/ Richard A. Eisner & Company, LLP

New York, New York
August 11, 1998

With respect to the fifth paragraph in Note A and Note I[2]
September 28, 1998

With respect to Note N
October 15, 1998

ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

Consolidated Balance Sheet
December 31, 1997

ASSETS
Current assets:
    Cash and cash equivalents (includes restricted
     cash of $500,000) (Notes B[1] and F)                           $ 1,882,994
    Inventory (Note D)                                                  693,561
    Prepaid expenses                                                     55,103
    Other current assets                                                 37,636
                                                                    ------------
              Total current assets                                    2,669,294

Fixed assets - at cost (less accumulated depreciation
     of $174,069) (Notes B[6] and C)                                    232,170
Other assets                                                             14,166
                                                                    ------------
                                                                    $ 2,915,630
                                                                    ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                $   428,087
    Accrued expenses                                                    208,242
    Accrued officers salaries                                            83,662
    Due to related party (Note I[1])                                    118,315
    Loans payable and accrued interest to
     shareholders (Note E)                                              145,716
    Note payable (Note F)                                               500,000
    Dividends payable                                                   295,208
                                                                    ------------
              Total current liabilities                               1,779,230
                                                                    ------------
Accrued litigation settlement cost (Note M)                              82,977
                                                                    ------------
Commitments, contingencies and other matters
     (Notes J and M)

Shareholders' equity (Notes A and G):
  Preferred stock:
     Series A, 9% cumulative:
       833,333 shares authorized, 833,333 shares issued
          and outstanding (liquidation value $2,731,875)              2,500,000
     Series B, 8% cumulative:
       600 shares authorized, 300 shares issued and
         outstanding(liquidation value $3,063,333)                    2,658,750
  Common stock - $.001 par value; 25,000,000 shares
       authorized, 8,849,096 issued                                       8,849
  Additional paid-in capital                                         13,508,950
  Accumulated deficit                                               (17,391,177)
  Accumulated foreign currency translation adjustment                    (9,261)
                                                                    ------------
                                                                      1,276,111
  Less treasury stock, at cost, 55,672 shares of common stock          (222,688)
                                                                    ------------
              Total shareholders' equity                              1,053,423

                                                                    ____________
                                                                    $ 2,915,630
                                                                    ============

See independent auditors' report and notes to financial statements.

ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

Consolidated Statements of Operations

                                                     Year Ended December 31,
                                                   ----------------------------
                                                   1997                    1996
                                                   ----                    ----
Net sales                                     $    35,308           $    40,586
Cost of goods sold                                 71,483                39,971
                                              ------------          ------------
     Gross profit (loss)                          (36,175)                  615
                                              ------------          ------------

Research and development                          523,298               913,456
Selling, general and administrative             2,987,296             3,101,571
Litigation settlement expense (Note M)            158,085             1,591,496
Cost of goods sold - inventory write-off                                556,026
                                              ------------          ------------
                                                3,668,679             6,162,549
                                              ------------          ------------
Loss from operations                           (3,704,854)           (6,161,934)
Interest income                                    81,027                82,538
Interest expense                                  (47,141)              (41,747)
                                              ------------          ------------
Net loss                                      $(3,670,968)          $(6,121,143)
                                              ============          ============

Net loss per common share - basic and
     diluted (Note A[8])                      $      (.45)          $      (.73)
                                              ============          ============

Weighted average number of shares
     outstanding - basic and diluted            8,756,316             8,430,960
                                              ============          ============

See independent auditors' report and notes to financial statements.

ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
(Notes A and G)

                                        Series A                   Series B              Common Stock               Treasury Stock
                                     Preferred Stock            Preferred Stock        ($.001 Par Value)                 At Cost
                                    -----------------          ------------------     -------------------        -------------------
                                    Number                     Number                 Number                     Number
                                      of                         of                     of                         of
                                    Shares                     Shares                 Shares                     Shares
                                    Issued     Amount          Issued      Amount     Issued       Amount        Issued      Amount
                                    ------     ------          ------      ------     ------       ------        ------      ------

Balance - January 1, 1996                                                             8,116,870    $ 8,117
Issuance of preferred stock and
  warrants                         833,333  $2,500,000
Issuance of compensatory stock
   options for services
Issuance of stock for services                                                            3,844          4
Issuance of common stock for
   litigation settlement                                                                300,000        300
Exercise of warrants                                                                    355,976        356
Contribution of common stock and
  cash by certain officers and
  shareholders                                                                                                    55,672  $(222,688)
Net loss
Unrealized loss on marketable
  securities
Accumulated foreign currency
  translation adjustment
                                   --------  ---------                                ---------      -----        ------  ---------
Balance - December 31, 1996        833,333   2,500,000                                8,776,690      8,777        55,672  (222,688)

Issuance of preferred stock and
  warrants (net of expenses of
  $315,000)                                                      300   $2,610,000
Contribution of common stock by
  certain officers and shareholders
Issuance of compensatory stock
  options for services
Issuance of common stock for
  litigation settlement                                                                315,000         315
Shareholders' contribution of
  common stock                                                                        (315,000)       (315)
Exercise of warrants and options                                                        41,250          41
Options issued to officers and others
  in lieu of payment of liabilities
Issuance of common stock for
  litigation settlement                                                                 24,000          24
Issuance of common stock
  for services                                                                           7,156           7
Net loss
Dividends
Imputed dividend on Series B
  preferred stock for beneficial
  conversion feature
Accretion on Series B preferred
  stock                                                                    48,750
Accumulated foreign currency
  translation adjustment
                                   -------- ----------           ---   ----------    ---------     -------       ------  ----------
Balance - December 31, 1997        833,333  $2,500,000           300   $2,658,750    8,849,096     $ 8,849       55,672  $(222,688)
                                   =======  ==========           ===   ==========    =========     =======       ======  =========

See independent auditors' report and notes to financial statements.

ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
(Notes A and G)

                                                                      Unrealized          Accumulated
                                                                      Gain (Loss)           Foreign
                                     Additional                           on                Currency
                                      Paid-in       Accumulated       Marketable          Translation
                                      Capital         Deficit         Securities           Adjustment                   Total
                                    ------------    -----------       ----------          -----------                   -----
Balance - January 1, 1996            $ 9,398,354    $ (6,778,857)      $     83                                      $ 2,627,697
Issuance of preferred stock and
  warrants                                                                                                             2,500,000
Issuance of compensatory stock
   options for services                  250,000                                                                         250,000
Issuance of stock for services            15,996                                                                          16,000
Issuance of common stock for
   litigation settlement                 989,700                                                                         990,000
Exercise of warrants                     435,283                                                                         435,639
Contribution of common stock and
  cash by certain officers and
  shareholders                           330,150                                                                         107,462
Net loss                                              (6,121,143)                                                     (6,121,143)
Unrealized loss on marketable
   securities                                                              (83)                                              (83)
Accumulated foreign currency
  translation adjustment                                                                  $ (5,633)                       (5,633)
                                      --------       ------------          ----           ----------                     ---------
Balance - December 31, 1996           11,419,483     (12,900,000)           -0-             (5,633)                      799,939

Issuance of preferred stock and
  warrants (net of expenses of
  $315,000)                               75,000                                                                       2,685,000
Contribution of common stock by
  certain officers and shareholders    1,143,844                                                                       1,143,844
Issuance of compensatory stock
  options for services                    15,000                                                                          15,000
Issuance of common stock for
  litigation settlement                1,143,529                                                                       1,143,844
Shareholders' contribution of
   common stock                       (1,143,529)                                                                     (1,143,844)
Exercise of warrants and options          54,334                                                                          54,375
Options issued to officers and others
  in lieu of payment of liabilities      235,000                                                                         235,000
Issuance of common stock for
  litigation settlement                   77,976                                                                          78,000
Issuance of common stock
  for services                            12,063                                                                          12,070
Net loss                                              (3,670,968)                                                     (3,670,968)
Dividends                                               (295,209)                                                       (295,209)
Imputed dividend on Series B
  preferred stock for beneficial
  conversion feature                     525,000        (525,000)
Accretion on Series B preferred
  stock                                  (48,750)
Accumulated foreign currency
  translation adjustment                                                                    (3,628)                       (3,628)
                                    ------------    -------------         ------          ----------                 -------------
Balance - December 31, 1997         $ 13,508,950    $(17,391,177)         $ -0-           $ (9,261)                  $ 1,053,423
                                    ============    =============         ======          ==========                 =============

See independent auditors' report and notes to financial statements.

ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY
Consolidated Statements of Cash Flows

                                                    Year Ended December 31,
                                              ----------------------------------
                                                  1997                  1996
                                                  ----                  ----
Cash flows from operating activities:
Net loss                                      $(3,670,968)          $(6,121,143)
Adjustments to reconcile net loss to net
 cash used in operating activities:
    Depreciation and amortization                  82,148                82,147
    Fixed assets written off                       73,494
    Common stock issued for services               12,070                16,000
    Common stock issued for litigation
     settlement                                    78,000               990,000
    Warrants issued for services                                        250,000
    Options issued for services                    15,000
    Other                                          (3,628)               (5,633)
  Changes in:
    Accounts receivable                            16,392               (16,392)
    Inventory                                    (406,099)             (144,572)
    Prepaid expenses and other assets              54,474                51,404
    Accounts payable                             (275,868)              473,346
    Accrued expenses and interest to
     shareholders                                 184,499               150,755
    Accrued officers salaries                      83,662
    Due to related party                          (35,198)              153,513
    Accrued litigation settlement cost             18,008               218,813
    Deposits                                      (10,000)              (39,036)
                                              ------------          ------------
      Net cash used in operating activities    (3,784,014)           (3,940,798)
                                              ------------          ------------
Cash flows from investing activities:
  Acquisition of fixed assets                     (20,194)              (82,101)
  Purchases of marketable securities                                 (2,324,101)
  Sales of marketable securities                                      4,304,402
  Decrease in restricted cash                                         1,017,317
                                              ------------          ------------
       Net cash (used in) provided by
          investing activities                    (20,194)            2,915,517
                                              ------------          ------------
Cash flows from financing activities:
  Net proceeds from sale of preferred stock
     and warrants                               2,685,000             2,500,000
  Proceeds from exercise of warrants and
     options                                       54,375               435,639
  Payment of loans and accrued interest to
     officers/shareholders                        (94,224)
  Contribution of capital by certain
     shareholders                                                       107,462
  Proceeds from notes payable                                         1,000,000
  Payments of notes payable                                            (500,000)
                                              ------------          ------------
       Net cash provided by financing
          activities                            2,645,151             3,543,101
                                              ------------          ------------
Net (decrease) increase in cash and cash
     equivalents                               (1,159,057)            2,517,820
Cash and equivalents - beginning of year        3,042,051               524,231
                                              ------------          ------------
Cash and cash equivalents - end of year       $ 1,882,994           $ 3,042,051
                                              ============          ============
Supplemental disclosure of cash flow information:
  Interest paid during the year               $    57,601           $    37,594

Supplemental schedules of noncash financing activities:
  In February 1997, certain officers and members of management contributed 315,000 shares of common stock to the Company to settle litigation that had been accrued for as of December 31, 1997 in the amount of $1,143,844.
  In June 1997, certain officers and others received options to purchase 117,500 shares of the Company's common stock in cancellation of $235,000 of liabilities due to them.
  As  of  December  31, 1997,  the  Company  had  accrued  $295,209  in  accrued dividends on the Company's Series A, 9% cumulative preferred stock and Series B, 8% cumulative preferred stock.
  As of December 31, 1997, the Company recorded $525,000 as an imputed dividend on its Series B, 8% cumulative preferred stock for a beneficial conversion feature.
  As of December 31, 1997, the accompanying financial statements reflect an adjustment on the Series B preferred stock in the amount of $48,750 for the accretion towards the liquidation value.
  During 1996, certain officers/shareholders contributed 55,672 shares of common stock to the Company valued at $222,688 and are held in treasury.

See independent auditors' report and notes to financial statements.

ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 1997

Note A - The Company and Basis of Presentation

Alcohol Sensors International, Ltd. (the "Company") was formed for the development and commercial exploitation of a breath alcohol ignition interlock device ("SENS-O-LOCK"). In October 1996, the Company incorporated a subsidiary in the United Kingdom ("UK"), Alcohol Sensors Europe, PLC ("ASE"), of which it owned, as of December 31, 1997, 80% of the outstanding common stock (see Note
M). The consolidated financial statements include the accounts of the Company and ASE. Significant intercompany balances and transactions have been eliminated in consolidation.

During the first quarter of 1996 when the Company commenced shipping SENS-O-LOCK, the Company determined that it was no longer a development stage company. During the second quarter of 1996, the Company caused the returns of its product due to manufacturing, design and quality control difficulties. As a result, the Company suspended manufacturing and resumed its research and development on a new design and other technology. Research and development on the new design and other technology was completed in 1997 and there was limited manufacturing. The product is available in the voluntary market and commercial market. There is no assurance that the product will be successful or that the Company will be able to market its product.

The Company's inventory as of December 31, 1997 consists of components and finished SENS-O-LOCK products and there is an uncertainty whether the Company can realize the value of its inventory because the Company needs to raise additional capital to complete the manufacturing and assembly of its product and to market it. There is no assurance that the product will have any commercial success.

Although the Company had working capital as of December 31, 1997, the Company has utilized substantially all of its working capital in operations, since December 31, 1997. The Company is past due on its obligations to its vendors and other creditors and is past due on payments required for loans obtained after December 31, 1997. The Company has also suspended its operations in the UK. The Company has taken steps to reduce its operating costs and postpone cash outflow. However, the Company anticipates that losses will continue at least until significant shipment of its product and maybe thereafter. The Company has received subsequent loans (see Note N) and is seeking additional financing from one of its preferred shareholders.

In addition, on September 28, 1998, in connection with negotiating a distribution agreement, the Company signed a nonbinding preliminary term sheet and expects advance royalties from the distribution agreement. The Company received a loan of $40,000 in connection therewith and is continuing to negotiate a definitive agreement. There can be no assurance that such agreement will be consummated on terms acceptable to the Company, if at all. If the Company is unable to obtain additional financing or consummate a distribution agreement, it may seek protection under Federal Bankruptcy Law. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Note B - Summary of Significant Accounting Policies

[1]  Cash equivalents:

The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 1997

Note B - Summary of Significant Accounting Policies  (continued)

[2] Marketable securities:

Securities classified as available-for-sale are carried at market value with unrealized gains or losses reported as a separate component of shareholders' equity. Securities classified as held-to-maturity are carried at amortized cost.

[3] Inventory:

Inventory is stated at the lower of cost (first-in, first-out basis) or market (see Note A).

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

[7] Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's estimate of the realization of the carrying amount of the Company's inventory is particularly sensitive and is dependent on estimates of selling price which is to be determined prospectively. Actual results could differ from those estimates.

[8] Loss per share of common stock:

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") in the year ended December 31, 1997 and has retroactively applied the affects thereof to the year ended December 31, 1996. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

Basic loss per share is computed based upon the weighted average number of common shares outstanding during each year and dividends accumulated for the year are added to the net loss for the year. Stock options, warrants and convertible preferred stock (Note G) did not have an effect on the computation of diluted earnings per share in 1997 and 1996 since they were anti-dilutive.

ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 1997

Note B - Summary of Significant Accounting Policies  (continued)

[9] Fair value of financial instruments:

The Company considers its financial instrument obligations, which are carried at cost, to approximate fair value due to the near term repayment due dates.

[10] Accumulated foreign currency translation adjustment:

     Assets and liabilities are translated to United States dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period of operations of ASE. Gains or losses from translation adjustments are accumulated in a separate component of shareholders' equity.

     Condensed financial information of the Company's UK subsidiary is as follows:

                                                       December 31,
                                                1997                 1996
   Assets                                  $  924,531             $  53,281
   Liabilities                              1,747,787               195,506
   Shareholders' deficiency                  (823,256)             (142,225)
   Revenue                                        381                     0
   Net loss                                   (78,149)             (156,592)

     In 1998, the Company suspended its UK operations and transferred the remaining assets, consisting primarily of cash and inventory, back to the United States.

[11] Revenue recognition:

     The Company recognizes revenue when a product is shipped.

[12] Advertising and promotion costs:

     Advertising and promotion costs are expensed as incurred. These costs amounted to approximately $263,000 and $337,000 for the years ended December 31, 1997 and 1996, respectively.

[13] Recently issued accounting pronouncements:

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is in the process of determining its preferred format. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be

ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 1997

     restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.


Note C - Fixed Assets

Fixed assets as of December 31, 1997 consists of the following:

          Furniture and fixtures                    $ 153,749
          Equipment                                   126,616
          Leasehold improvements                      120,974
          Molds and tooling                             4,900
                                                    ---------
                                                      406,239
     Less accumulated depreciation                    174,069
                                                    ---------
                                                    $ 232,170
                                                    =========


Note D - Inventory

Inventory consists of the following as of December 31, 1997:

     Components                                     $ 594,842
     Finished products                                 98,719
                                                    ---------
                                                    $ 693,561
                                                    =========


Note E - Loans Payable to Shareholders

Loans payable to shareholders of $63,307 as of December 31, 1997 bear interest at 10% per annum and are due on demand. Interest accrued on such loans aggregated $82,409 as of December 31, 1997. Loans due to shareholders include amounts for prior services rendered to the Company. Interest expense on these obligations for the years ended December 31, 1997 and 1996 was $12,060 and $12,091, respectively.


Note F - Note Payable

The Company has a credit facility of $500,000 with a bank and the note was due in May 1998. The loan bears interest at 5.25% and is collateralized by the Company's $500,000 certificate of deposit. In June 1998, the Company used the funds from the certificate of deposit to pay off the note to the bank.

ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 1997

Note G - Shareholders' Equity

[1] The Company issued common stock in connection with services rendered and settlement of litigation as follows:

                    Number      Fair Value of
                     of         Shares Issued      Accrued
     Year Ended     Shares     for General and    Litigation
     December 31,   Issued     Administration     Settlement            Total

        1996        303,844      $ 16,000          $ 990,000         $ 1,006,000
        1997          7,156      $ 12,070                            $    12,070

     The Company valued such shares at fair value which was determined by the market price of the Company's common stock with a 30% discount taken for the accrued litigation settlement.

[2] In September 1996, the Company issued 213,500 options to purchase the Company's stock as compensation for consulting and legal services. The options are exercisable at $3.00 and expire in September 2001. The Company recorded an expense of $250,000 in connection with the issuance of these options.

[3] In connection with a litigation settlement (see Note M[2]) in October 1996, certain officers and shareholders contributed approximately $108,000 in cash and 55,672 shares of common stock to the Company. The shares are held in treasury as of December 31, 1997.

[4] In December 1996, the Company was authorized to issue 3,000,000 shares of Series A nonredeemable, cumulative preferred stock. In December 1996, the Company issued 833,333 shares of nonredeemable, 9% Cumulative Series A preferred stock and warrants, expiring in December 1998, to purchase 833,333 shares of common stock at an exercise price of $5.50 per share (subject to adjustment) for an aggregate of $2,500,000. The Series A preferred stock is convertible into 613,457 shares ($4.46 per share) of common stock as of December 31, 1997 and contain anti-dilution provisions. Dividends accrue on the Series A nonredeemable, cumulative preferred stock at 9% per annum (compounded semi-annually on any accrued and unpaid dividends). The Company accrued dividends of $231,875 as of December 31, 1997. In August 1998, the holder of the outstanding Series A non-redeemable, 9% cumulative preferred stock agreed to accept shares of common stock in lieu of cash for all dividends due through December 1999.

[5] In February 1997, certain officers and members of management contributed 315,000 shares of common stock to the Company to settle litigation that had been accrued for as of December 31, 1997 in the amount of $1,143,844.

[6] On September 26, 1997, the Company sold a total of 300 shares of Series B preferred stock at a price of $10,000 per share and, in connection there-with, warrants to purchase 150,000 shares (which includes warrants to purchase 100,000 shares of the Company's common stock issued to third parties as a finder fee) of the Company's common stock at $4.27 per share (subject to adjustment) expiring on September 24, 2002. The net proceeds from the sale of the Series B preferred stock was $2,685,000 including $340,000 for the value of the warrants. The Series B preferred stock has a liquidation preference of $10,000 per share and bears cumulative dividends at a rate of eight percent (8%) per share per annum. Such dividends are payable only immediately prior to the conversion of the Series B preferred stock into common stock. The Series B preferred stock is convertible, in whole or part, at the option of the holder, into shares of common stock at any time. Each share of Series B preferred stock is convertible into that number of shares of common stock as is determined by dividing (i) the sum of (a) $10,000 plus (b) the amount of all accrued but unpaid or accumulated dividends on the share of Series B preferred stock being so converted by (ii) the Conversion Price in effect at the time of conversion. The "Conversion Price" of the Series B preferred stock is equal to the lower of (x) $4.03125 or (y) 82.5% of the average closing bid price of the common stock over the ten consecutive trading days immediately preceding the date of the conversion notice delivered to the Company. If not sooner converted, all outstanding shares of Series B preferred stock are subject to automatic conversion on the earlier of (i) September 26, 1999 or (ii) immediately prior to the consummation of the acquisition of the Company pursuant to a merger or consolidation or the sale of substantially all of the assets of the Company. Except in connection with such automatic conversion, in no event will a holder of

ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 1997

     Series B preferred stock be entitled to convert any shares of Series B preferred stock if such conversion would cause the sum of (i) the number of shares of common stock and (ii) the number of shares of common stock issuable upon the conversion of such shares of the Series B preferred stock, to result in ownership by the holder of more than 4.99% of the outstanding shares of common stock. In February 1999, the holder of the Series B preferred stock converted 26 shares into 457,493 shares of common stock. As of December 31, 1997, the 300 shares of Series B preferred stock, if converted, would convert into 2,985,227 shares of common stock. The Company accrued dividends of $63,333 as of December 31, 1997.

[7]  The Company has the following warrants outstanding as of December 31, 1997:

                                                               Exercise
          Description                              Shares       Price        Expiration Date
Warrants issued in connection with debt            96,000(a)    $ 1.50       June 30, 2000
Warrants issued in connection with debt           443,100(a)      1.50       July 31, 1999
Warrants issued in connection with debt           290,000(a)      1.50       May 31, 2000
Warrants issued in connection with debt            70,676(a)      1.50       May 1, 1999
Compensatory warrants                             150,000(b)      1.00       December 2000
Class A warrants                                1,150,000(c)      3.75       November 2000
Class B warrants                                  575,000(c)      5.00       November 9, 2000
Warrants issued with Series A preferred stock     833,333(d)      5.50       December 19, 1998
Warrants issued with Series B preferred stock     150,000(e)      4.27       September 24, 2002

(a) Issued in connection with the Company's private placements of debt.

(b) Issued to consultants for services rendered in 1995 and valued by the Company at $238,800.

(c) Issued in connection with the Company's initial public offering in November and December 1995.

(d) Issued in connection with the sale of the Series A nonredeemable, 9% cumulative preferred stock in December 1996.

(e) Issued in connection with the sale of the Series B nonredeemable, 8% cumulative preferred stock in September 1997.


[8] The Company granted to the underwriter of the Company's initial public offering an option to purchase 100,000 units at $10.00 per unit expiring on November 9, 1999 for $100. Each unit consists of two shares of common stock, one Class A warrant and Class B warrant. The terms of the warrants are described in Note G[7].

Note H - Stock Options

[1]  1998 Stock Incentive Plan:

     In July 1998, the Board of Directors approved the 1998 Stock Incentive Plan ("1998 Plan"), subject to shareholders approval, to issue up to 3,000,000 options to directors, officers, employees and consultants to purchase the Company's common stock. The 1998 Plan provides for options, options that have stock appreciation rights, performance share awards or restricted stock awards. The compensation committee determines the option, the term and exercise price, if any, of the award and other terms and provisions of awards. An option under the 1998 Plan may be an incentive ("ISO") or nonqualified option. The exercise price for ISO is not to be less than 100% of the fair market value at the date of grant and the exercise price for

ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 1997

     nonqualified options is not to be less than 85% of the fair market value at the date of grant. The aggregate fair market value of the common stock for which ISOs may be granted may not exceed $100,000 during any calendar year.

     Options granted under the 1998 Plan become exercisable in three equal tranches commencing one year for the date of grant, unless the compensation committee determines otherwise. An ISO granted to a 10% or more voting shareholder must expire no later than five years from the date of grant and for less than a 10% stockholder and all nonqualified options, the option expire no later than 10 years from the date of grant.

     A director who is not an employee of the Company will, upon appointment, election or re-election of the Board of Directors, automatically be granted a nonqualified option to purchase 25,000 shares, exercisable in three equal tranches commencing one year from the date of grant at an exercise price equal to the fair market value.

     The Company has granted options to purchase 525,000 shares under the 1998 Plan subject to shareholder approval.

[2]  Other options:

     The Company granted an aggregate of 460,647 options under a 1995 Incentive Stock Option Plan. This 1995 Plan was never approved by the shareholders of the Company. On July 24, 1998, the Company ratified such options outside the 1998 Plan.

     During 1997, the Company granted to a former officer, options to purchase the Company's common stock at $2.00 expiring in September 2002. Pursuant to a settlement agreement with such former officer, the Company deleted the provision that the option expires when he is no longer an employee. The fair value of the option at the settlement date was approximately $8,000 (see Note M[2]).

[3] A summary of the status of the Company's stock options as of December 31, 1997 and 1996 are as follows:

                                                  1997                                1996
                                          ----------------------              -----------------------
                                                       Weighted-                            Weighted-
                                                       Average                              Average
                                                       Exercise                             Exercise
                                          Shares       Price                  Shares        Price
                                          --------     ---------              -------       ---------
Outstanding at beginning of year          504,250      $ 1.89                 180,000        $ 1.89
Granted                                   336,397        2.08                 324,250          3.00
Cancelled                                (150,000)      (2.00)
                                         ---------     -------                -------        ------
Outstanding at end of year                690,647        2.48                 504,250          2.60
                                         ---------     -------                -------        ------
Options exercisable at end of year        690,647        2.48                 504,250          2.60
                                         =========                            =======


ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 1997

     The following table summarizes information about stock options outstanding as of December 31, 1997:

                            Options Outstanding                 Options Exercisable
                  ----------------------------------------   ------------------------
                                  Weighted-
                                   Average
                                  Remaining      Weighted-                  Weighted-
      Range of     Number of       Contract       Average                   Average
      Exercise      Options          Life        Exercise      Number       Exercise
       Price     Outstanding      (in Years)       Price     Exercisable     Price
      ---------  ------------     ----------     ----------  -----------    ---------
$ 1.00             25,000            2.9         $ 1.00        25,000       $ 1.00
$ 2.00 - 3.40     663,649            4.1           2.78       663,649         2.52
$ 6.12 - 6.40         999            4.8           6.22           999         6.22
$10.12 -10.40         999            4.8          10.22           999        10.22
                  -------                                     -------
                  690,647            3.6           2.68       690,647         2.48
                  =======                                     =======

     The Company applies APB No. 25 "Accounting for Stock Issued to Employees", and related interpretations in accounting for its options. Accordingly, no compensation cost has been recognized for its stock option grants to employees and directors. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123 "Accounting for Stock-Based Compensation", the Company's net loss and loss per share would have been as indicated below. The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

                                                  1997                 1996
                                             -------------       -------------
     Net loss                 As reported    $ (3,670,968)       $ (6,121,143)
                              Pro forma        (4,186,301)         (6,246,974)
     Net loss per share       As reported            (.45)               (.73)
                              Pro forma              (.48)               (.74)


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: dividend yield of zero percent (0%) in 1997 and 1996; expected volatility of seventy percent (70%) in 1997 and 1996, respectively, risk-free interest rates of 5.85% - 6.43% in 1997 and 6.50% in 1996 and expected life of 5 years in 1997 and 1996.

     The weighted-average fair value of options granted in 1997 and 1996 are estimated at $1.42 and $1.17, respectively.


Note I - Related Party Transaction

     [1] In October 1993, the Company entered into an exclusive distribution agreement with Digital Vehicle Security Systems Limited ("Digital") to sell SENS-O-LOCK's purchased from the Company in certain European territories. This contract was assigned to ASE by Digital in October 1996.

     In 1997 and 1996, the Company was charged approximately $200,000, in each year, for molds, tooling, and operating expenses from Digital and Scarico UK, Ltd., electronic consumer goods manufacturers, whose managing director was a 20% owner in ASE and a member of the Company's Board of Directors. See Note M [2]

ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 1997

     [2] In August 1996, the Company entered into a royalty agreement with a company which is owned by the Company's current President and a member of the Board of Directors. The Company was granted an exclusive right to distribute WeatherEye Intelligent Headlight Management Systems ("WeatherEye") in the United States as well as the nonexclusive right to distribute in other worldwide markets. The Company is obligated to pay a royalty of between $.19 and $2.00 per unit sold. The Company had insignificant revenues from WeatherEye and no royalty expense was provided for the year ended December 31, 1997.

     In September 1998, for nominal consideration, Weather Eye, Inc. assigned the WeatherEye technology to the Company.


Note J - Commitments, Contingencies and Other Matters

     [1] In 1995, the Company entered into a Marketing Agreement with Texas Interlock Corporation ("TIC") whereby the Company granted TIC the right to develop, market, sell and distribute its SENS-O-LOCK device in the state of Texas. TIC agreed to use its best efforts to assist in the certification process of the SENS-O-LOCK device in Texas and to prepare a strategy to obtain legislative support for statutes creating a mandated market for the Company's product. The Company agreed to compensate TIC at the rate of $100 for each SENS-O-LOCK device leased from the Company during the term of the agreement. No revenues were recorded in connection with such agreement.

     [2] Employment contracts:

     The Company has employment contracts with two officers for aggregate annual salaries of $200,000 which expires through December 31, 1998. The agreements provide for annual bonuses at the discretion of the Board of Directors. Such officers resigned in 1998.

     Effective September 1, 1998, the Company entered into an employment agreement with its President and Chief Operating Officer expiring on September 1, 2001 with annual base salary of $150,000 ($182,500, as of January 1, 1999), subject to cost-of-living adjustments in each year and bonuses of $50,000 based upon financial results defined in the contract. The agreement provides that the Company grant options to its President to purchase an aggregate of 400,000 shares of the Company's common stock exercisable at $.225 per share; and to grant options to purchase 50,000 shares of the Company's common stock on each of September 1, 1999 and 2000 with an exercise price equal to the closing price of the Company's common stock on the date of grant. Additionally, the agreement provides for certain options to be repriced to purchase an aggregate of 129,500 and 45,000 shares of the Company's stock to $.225 and $.05 per share from prices ranging from $1.06 to $3.00 per share.

     The Company has an employment contract with an engineer for an annual salary of approximately $75,000 which expires in September 1998 and is automatically renewed. The Company is obligated to pay a royalty of $1.00 per unit sold for certain technology as determined in the contract.

ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 1997

[3] Purchase commitments:

     The Company has $250,000 of purchase inventory commitments as of December 31, 1997.

[4] Leases:

     The Company has an operating lease for office space. The following is the future annual rental payments:

                Year Ending
                December 31,

                  1998                       $ 131,000
                  1999                         136,000
                  2000                          62,000
                                             ---------
                                             $ 329,000
                                             ---------

     Rent expense was approximately $136,000 and $100,000 for 1997 and 1996, respectively.

[5]  Securities and Exchange Commission inquiry:

     In November 1996, the Company received a letter of inquiry from the Securities and Exchange Commission, Division of Enforcement (the "SEC") requesting that the Company voluntarily provide certain information. In December 1996, the Company responded to the SEC and has not received any further comments or a response.

[6]  Forms 10-KSB and 10-QSB filings:

     The  Company  is late with the  filing  of its  required  reports  with the
     Securities  and  Exchange   Commission  on  Forms 10-KSB and 10-QSB.  There
     could be adverse consequences  as a result of the Company's  late filings.

[7]  NASDAQ delisting:

     On March 3, 1998, the Company was delisted from NASDAQ.

[8]  Year 2000 issue (unaudited):

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company is in the process of implementing a review of issues related to the Company's Year 2000 compliance. This review is intended to determine the affect of the turn of the century on the operability of the Company's products, management information systems ("MIS"), non-MIS systems the Company utilizes to conduct its business and other internal and external processes which may impact the Company's operations. In connection with this evaluation, the Company also anticipates reviewing the Company's vendors and suppliers for Year 2000 compliance and to effect changes where necessary.

     The Company anticipates that this review process will be conducted in three phases: the first phase is anticipated to encompass a review of all of the Company's products, internal and external systems/processes and vendors, distributors and suppliers for Year 2000 compliance; the second phase is expected to correct all items identified as non-compliant and essential to the operations of the Company; and the third phase is contemplated to be a second review to ensure Year 2000 compliance and interoperability of all systems/processes.

ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 1997

     The Company anticipates conducting its review with its current resources, but cannot assure that it has sufficient resources to complete the review process in a timely manner. The Company has not determined at this time, what total costs it will incur to conduct the review process and to implement any necessary corrections. Although the Company believes that the software utilized in the second generation Sens-O-Lock and the Company's MIS software are Year 2000 compliant and is working to ensure that the Company's products and internal systems are Year 2000 compliant, there can be no assurance that such compliance is or will be achieved. The failure to be Year 2000 compliant could have a material adverse effect on the Company's business, operating results and financial condition.

Note K - Income Taxes

[1] The Company has United States and state net operating loss carryforwards of approximately $14,000,000 and a research tax credit carryforward of approximately $140,000. The net operating loss carryforward expires from 2007 to 2012. No tax benefit has been provided for the losses of the Company's subsidiary located in the United Kingdom. The tax benefits of these deferred tax assets are fully reserved for since the likelihood of realization of the benefit cannot be established.

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

[2] The tax effects of principal temporary differences and net operating losses are as follows as of December 31, 1997:

     Asset:
         Inventory                                                  $    52,000
         Accrued expense and compensatory stock options
          and warrants                                                  364,000
         Federal and state operating loss carryforwards               5,726,000
         Valuation allowance                                         (6,142,000)
                                                                    ------------
         Net deferred tax asset                                     $         0
                                                                    ------------

     The change in the valuation allowance as of December 31, 1997 was approximately $1,231,000.

[3] The Company's losses are as follows:

                                                    Year Ended December 31,
                                                 ---------------------------
                                                 1997                   1996
                                                 ----                   ----
     Net loss:
         United States                       $(2,992,819)          $(5,964,551)
         Foreign                                (678,149)             (156,592)
                                             ------------          ------------
                                             $(3,670,968)          $(6,121,143)
                                             ------------          ------------

[4] The differences between the statutory Federal income tax rate of 34% are as follows:

                                                          December 31,
                                                 1997                   1996
     Statutory rate benefit                     (34.0)%                (34.0)%
     Nondeductible expenses                                               .1
     Valuation allowance                         34.0                   33.9
                                                -------                -------
     Effective tax rate                          0%                         0%
                                                -------                -------

Note L - Concentration of Credit Risks

     [1]  Cash and cash equivalents:

     The Company places its cash and cash equivalents at various financial institutions. At times, such amounts might be in excess of the FDIC insurance limit.

ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 1997

     [2] Vendors:

     The Company uses a limited number of third party vendors to manufacture and assemble the Company's products.


Note M - Litigation

     [1]  Pending litigation:

     The Company and certain of its former officers were named as defendants in an action commenced in July 1997 in the New York State Supreme Court, New York County. Plaintiff alleges that, in July 1989, he entered into an agreement with the individual defendants and a company named "International Beverage Machine" pursuant to which plaintiff claims to have made certain payments which the individual defendants promised would be used to purchase stock in "Alcohol Sensors, Inc." which, in turn, plaintiff claims to be the predecessor to the Company. Plaintiff alleges damages of $13,500,000. The Company believes that the complaint fails to state a claim against the
     Company and that plaintiff has not been damaged by the Company, and, accordingly, intends to vigorously defend itself in this action. The ultimate outcome of this action is unknown at this time and the Company has not made any provision in the accompanying financial statements.

     The Company and certain of its former officers were named as defendants in an action commenced in September 1997 in the New York State Supreme Court, County of Nassau. Plaintiff alleges that, in February 1990, plaintiff entered into an exclusive "Distributor Agreement" with "Alcohol Sensors, Inc." wherein plaintiff was granted a regional license to market, distribute and install an "automotive alcohol sensor" device to which "AS Inc." owned the patent rights. Plaintiff alleges damages of $1,000,000. The Company believes that it has no affiliation with "Alcohol Sensors, Inc.," or "AS Inc.," that the Company has no obligations under the "Distributor Agreement" referred to in the complaint and that plaintiff has not been damaged in any amount by the Company and, accordingly, intends to vigorously defend itself in the action. This action is currently in the discovery stage. The ultimate outcome of this action is unknown at this time and the Company has not made any provision in the accompanying financial statements.

     In 1993, the Company received correspondence from Intoximeters Inc. claiming that the Company's name infringes upon the name of a product of such entity, "Alco-Sensor." The Company believes that the Company's name does not infringe upon such other entity's product name and that the name SENS-O-LOCK does not and will not cause a confusion in the marketplace between the Company's product and the product of Intoximeters Inc. However, no assurance can be given that such entity or others would be successful on a claim that the Company's name and/or product names infringe upon a copyright or trademark of such entity or others.

     The Company was served with a Demand to Arbitrate and a Statement of Claim by a former individual who had performed engineering services for the Company on a consulting basis. Claimant was seeking $650,000 and 114,449 shares of stock in damages. The Company settled this matter in an Arbitration Conference and has agreed to transfer to Claimant 27,500 shares of stock in full satisfaction of all claims in this action. This matter was settled in April 1997 and the Company has accrued $65,000 as of December 31, 1996. In 1998, the Company was served with a Demand to Arbitrate by an individual based upon an alleged failure by the Company to comply with the settlement terms of the aforemention arbitration. At this time, it is too early to determine the outcome of this action and therefore, the Company has not made any additional provision in the accompanying financial statements.

[2] Settled litigation:

     The Company was named as a defendant in an action commenced in the United States District Court for the Eastern District of New York in July 1996. The plaintiff was seeking $9 million plus 100,000 shares of the Company's common stock, alleging he performed certain work for the Company as an independent contractor and was never compensated for the services he performed. This action was settled in July 1997 pursuant to which the Company issued an aggregate of 24,000 shares of the Company's common stock. The Company recorded an expense of $78,000.

     The Company was served with a Demand to Arbitrate by a former employee. Claimant was seeking $75,000 and approximately 36,000 stock options as damages. In October 1997, the Company settled this matter for approximately

ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 1997

     $77,000 of which approximately $59,000 was paid during the year ended December 31, 1997 and the balance of approximately $18,000 was accrued as of December 31, 1997.

     The Company and certain of its officers were named as defendants in an action commenced in the United States District Court for the Eastern District of New York in March 1996, by a stockholder seeking $2 million in alleged damages as a result of the Company's handling of a prior action, Barry Beyer, et al. v. Alcohol Sensors International, Ltd., et al. This previous action was settled for a total of $382,675. In connection therewith, certain members of management donated 55,672 of their private shares and cash of $107,642 to the Company. This current action was dismissed without prejudice in August 1997.

     The Company and certain of its former officers were named as defendants in an action commenced in the Supreme Court of the State of New York, Orange County, by two individuals claiming an equity interest in the Company, as well as damages of $18.5 million, based upon a purported agreement with another company, Alcohol Sensors, Inc. with which the claimants, certain former officers of the Company and others were affiliated in 1989, and a claim that one of the individuals is the inventor of the technology that the Company is using. This action was settled in February 1997. Certain former and current members of management donated 315,000 of their private shares to provide for the settlement. As of December 31, 1996, the Company accrued $1,144,000 in connection with this settlement.

     In February 1998, an action was commenced in the High Court of Justice, Queens Bench Division, in Oxford, United Kingdom, under the caption "Scarico (UK) Limited v. Alcohol Sensors Europe plc." Scarico (UK) Limited is an entity which the Company believes is (a) not presently affiliated with any current supplier to the Company and (b) owned by Michael G. Ghazarian. Mr. Ghazarian is a former director and officer of the Company. Alcohol Sensors Europe plc. ("ASE") is an English corporation which, at the time of commencement of this action, was 80% owned by the Company and 20% owned by Mr. Ghazarian. In the complaint, Scarico (UK) Limited claimed that BP68,321.93 ($113,000, as of December 31, 1997) and $10,445 were due on invoices for services rendered to ASE between 1992 and 1997. ASE denied that any amounts were due Scarico (UK) Limited and that certain claimed services were actually performed by third parties, including a current supplier to the Company, and that ASE and the Company had paid such third parties directly. On August 11, 1998, the Company and ASE entered into a settlement arrangement with Scarico (UK) Limited, Digital Vehicle Security Systems ("Digital") and Mr. Ghazarian pursuant to which Scarico
     (UK)  Limited,  Digital  and  Mr.  Ghazarian  released  to  the Company all intellectual property, contract and other rights they may have in the technology and know-how related to the SENS-O-LOCK and all claims to Sens-O-Lock units, parts and raw materials in their possession, as well as the assignment to the Company of Mr. Ghazarian's 20% interest in ASE, Mr. Ghazarian surrendered an option to purchase 22,500 shares of Common Stock exercisable at $2.00 per share and expiring in June 2001 and the Company (a) paid Scarico (UK) Limited, Digital and Mr. Ghazarian an aggregate of approximately $90,000, (b) confirmed an option granted to
     Mr. Ghazarian in 1996 to purchase 100,000 shares of Common Stock exercisable at $3.00 per share and expiring in September 2001 and (c) deleted a provision requiring that Mr. Ghazarian be an employee of the Company in order to exercise an option to purchase 200,000 shares of Common Stock exercisable at $2.00 per share and expiring in September 2002. The parties also exchanged general releases in connection with this settlement arrangement.

ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 1997


Note N - Subsequent Events

     In June 1998, the holder of the Series B Preferred Stock ("Series B") loaned (the "June 1998 Loan") the Company $100,000 with interest at 11.5% per annum and due on July 31, 1998. In August 1998 (the "August 1998 Loan"), the holder of the Series B Preferred Stock loaned the Company an additional $40,000 with interest at 11.5% per annum and due on August 31, 1998. On September 4 1998, the holder of the Series B Preferred Stock loaned the Company an additional $25,000 with interest at 11.5% per annum and due on August 31, 1998. On September 4, 1998, the holder of the Series B Preferred Stock loaned the Company an additional $25,000 with interest at 11.5% per annum and due on October 31, 1998.

     On October 15, 1998, a third party agreed to loan the Company $30,000 with interest at 11.5% per annum and due on November 30, 1998.

     On September 30, 1998 and October 6, 1998, the Company received two $20,000 loans from the party negotiating a distribution agreement with the Company (Note A). These loans bear interest at 8.5% per annum and are due on March 31, 1999 and April 6, 1999.

                       ALCOHOL SENSORS INTERNATIONAL, LTD.

                           ANNUAL REPORT ON FORM 10-K
                       Fiscal Year Ended December 31, 1997

                                  EXHIBIT INDEX

     Set forth below are all exhibits to this Annual Report on Form 10-KSB:

3.1 Composite of Certificate of Incorporation of the Company, as amended to date. [(Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (Date of Report: September 26, 1997) (Commission File
     Number:  0-26998),  filed with the  Commission  on October 7,  1997.)]
3.2  By-laws of the Company,  as amended to date.  (Incorporated by reference to
     Exhibit 3(c) to the Company's Registration Statement on Form SB-2 (Registration Number: 33-96752), filed with the Commission on September 8, 1995.)
4.1 Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4(a) to Amendment No.2 to the Company's Registration Statement on Form SB-2 (Registration Number: 33-96752), filed with the Commission on October 30, 1995.)
4.2 Specimen Redeemable Common Stock Warrant Certificate. (Incorporated by reference to Exhibit 4(b) to the Company's Registration Statement on Form SB-2 (Registration Number: 33-96752), filed with the Commission on September 5, 1995.)
4.3  Underwriter's  Unit  Purchase Option (Form).  (Incorporated by reference to
     Exhibit 4(c) to Amendment No. 2 to the Company's Registration Statement on Form SB-2 (Registration Number: 33-96752), filed with the Commission on October 30, 1995.)
10.1 Company's 1998 Incentive Stock Plan.
10.2 Employment Agreement, dated December 31, 1995, between the Company and Steven A. Martello. (Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB/A (Commission File
     Number:  0-26998),  filed  with the  Commission  on April 28,  1997.)
10.3 Employment Agreement, dated December 31, 1995, between the Company and Michael A. Sylvester. (Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB/A (Commission File Number: 0-26998), filed with the Commission on April 28, 1997.)
10.4 Employment Agreement, dated as of September 1, 1998, between the Company and Joseph M. Lively (without exhibits).
10.5 Joint Venture Agreement, dated August 8, 1996, between the Company and Weather Eye, Inc., as amended on December 31, 1996. (Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB/A (Commission File Number: 0-26998), filed with the Commission on April 28, 1997.)
10.6 Lease, dated August 8, 1995, between the Company and IR Realty Inc. (Incorporated by reference to Exhibit 10(f) to the Company's Registration Statement on Form SB-2 (Registration Number: 33-96752), filed with the Commission on September 5, 1995.)
10.7 Warrant Agreement, dated 1995, between the Company and Continental Stock Transfer & Trust Company (Form). (Incorporated by reference to Exhibit 10(a) to Amendment No. 2 to the Company's Registration Statement on Form SB-2 (Registration Number: 33-96752), filed with the Commission on October 30, 1995.)
10.8 Merger and Acquisition Agreement, dated 1995, between the Company and William Scott & Company, LLC (Form). (Incorporated by reference to Exhibit 10(c) to the Company's Registration Statement on Form SB-2 (Registration Number: 33-96752), filed with the Commission on September 5, 1995.)
10.9 Financial Consulting Agreement, dated 1995, between the Company and William Scott & Company, LLC (Form). (Incorporated by reference to Exhibit 10(b) to Amendment No. 2 to the Company's Registration Statement on Form SB-2 (Registration Number: 33-96752), filed with the Commission on September 5, 1995.)
10.10 Stipulation of Settlement, Settlement Agreement and Mutual General Release, dated February 27, 1997, between Albert Pace and Jan Polek and the Company, John T. Ruocco, Michael A. Sylvester, Robert B. Whitney, Steven A. Martello and Leon Pasqua.
10.11 Securities Purchase Agreement, dated September 24, 1997, by and between the Company and Milbright Estates, Ltd. (minus attachments and exhibits thereto). (Incorporated by reference to Exhibit 10.1 to the Company's

     Current Report on Form 8-K (Date of Report: September 26, 1997) (Commission File No.: 0- 26998), filed with the Commission on October 7, 1997.)
10.12 Registration Rights Agreement, dated September 24, 1997, by and between the Company and Milbright Estates, Ltd. (Incorporated by reference to
     Exhibit 10.2 to the  Company's  current report on Form 8-K (Date of Report:
     September 26, 1997) (Commission File No. 0-26998), filed with the Commission on October 7, 1997.)
10.13 Consulting Agreement, dated as of July 1, 1996, between the Company and Digital Vehicle Security System, Inc. and Michael Ghazarian. (Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the
     Company's  Annual  Report  on  Form   10-KSB/A   (Commission  File  Number:
     0-26998), filed with the Commission on April 28, 1997.)
10.14 Assignment, dated as of October 30, 1996, between Digital Vehicle Security Systems Limited and Alcohol Sensors Europe, Plc, Michael Ghazarian and the Company. (Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB/A (Commission File Number: 0-26998), filed with the Commission on April 28, 1997.)
10.15 Exclusive Distributor Agreement, dated October 21, 1993, between the Company and Digital Vehicle Security Systems. (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB/A (Commission File Number: 0-26998), filed with the Commission on April 28, 1997.)
10.16 Contract Affirmation between Digital Vehicle Security Systems, Inc. and the Company. (Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB/A (Commission File Number:
     0-26998), filed with the Commission on April 28, 1997.)
10.17 Convertible Stock and Warrant Purchase Agreement, dated December 20, 1996, between the Company and American International Insurance Company. Incorporated on reference to Exhibit 1 to the Company's Current Report on Form 8-K (Date of Report: December 20, 1996) (Commission File Number:
     0-26998),  filed  with the  Commission  on January 3, 1997.)
10.18 Registration Rights Agreement, dated December 20, 1996, between the Company and American International Insurance Company. (Incorporated on reference to Exhibit 2 to the Company's Current Report on Form 8-K (Date of Report: December 20, 1996) (Commission File Number: 0-26998), filed with the Commission on January 3, 1997.)
10.19 Shareholders Agreement, dated as of December 20, 1996, among American International Insurance Company, Robert B. Whitney, John T. Ruocco, Michael A. Sylvester, Joseph M. Lively, Steven A. Martello and the Company. Incorporated on reference to Exhibit 3 to the Company's Current Report on Form 8-K (Date of Report: December 20, 1996) (Commission File Number:
     0-26998),  filed with the Commission on January 3, 1997.)
10.20 Consent and Amendment Agreement,  dated as of April 9, 1997,  among Robert
     B. Whitney, John T. Ruocco, Michael A. Sylvester, Joseph M. Lively, American International Insurance Company, the Company, Albert Pace, Jan Polek, Lipman Family Partners Ltd., Gerald N. Jacobowitz, David O. Gubits, John H. Thomas, Gerald A. Lennon, Peter R. Eriksen, Linda F.
     Madoff, Howard Protter, Donald G. Nichol, Larry Wolinsky, Robert E. Dinardo, Mark A. Krohn, J. Benjamin Gailey, Fabricant & Lipman, Jacobowitz & Gubits and Ariel Enterprises (without exhibits).
10.21 Order containing the Release and Settlement Agreement, dated August 13, 1998, among the Company, Alcohol Sensors Europe plc, Michael Ghazarian, Digital Vehicle Security Systems Ltd. and Scarico (UK) Ltd.
10.22 Warrant, dated December 20, 1996, registered in the name of American International Insurance Company. (Incorporated on reference to Exhibit 4 to the Company's Current Report on Form 8-K (Date of Report: December 20, 1996) (Commission File Number: 0-26998), filed with the Commission on January 3, 1997.)
10.23 Promissory Note, dated June 12, 1998, of the Company, in the principal amount of $100,000 payable to Milbright Estates Ltd.
10.24 Letter Agreement, dated August 14, 1998, between the Company and American International Insurance Company.
10.25 Promissory Note, dated August 13, 1998, of the Company, in the principal amount of $25,000 payable to Milbright Estates Ltd.
10.26 Patent Assignment, dated September 21, 1998, from Joseph M. Lively and WeatherEye, Inc. to the Company.
10.27 Promissory Note, dated September 4, 1998, of the Company, in the principal amount of $40,000 payable to Milbright Estates Ltd.
11   Computation of Loss Per Share.

21   Subsidiaries of the Company.
24 Powers of Attorney (set forth on the signature page of this Annual Report on Form 10-KSB).
27   Financial Data Schedule.