Form 10QSB
period 1998-03-31
ALCOHOL SENSORS INTERNATIONAL LTD
filed 1998-11-13
CIK 929313

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $.001 per share - 9,951,011 shares outstanding as of November 11, 1998.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                          PART I. FINANCIAL INFORMATION


Item                                                                       Page

Item 1.   Condensed Consolidated Financial Statements (Unaudited):

Condensed  Consolidated  Balance  Sheets as of March
 31, 1998 and December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . .3
Condensed Consolidated Statements of Operations for
 the Three Months Ended March 31, 1998 and 1997 . . . . . . . . . . . . . . .4
Condensed  Consolidated  Statements  of  Comprehensive
 Income for the Three Months Ended March 31, 1998 and 1997. . . . . . . . . .5
Condensed Consolidated Statements of Cash Flows for
 the Three Months Ended March 31, 1998 and 1997 . . . . . . . . . . . . . . .6
Notes to Condensed Consolidated Financial Statements. . . . . . . . . . . . .7


Item 2.   Management's Discussion and Analysis . . . . . . . .  . . . . . . .10

               ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                March 31, 1998     December 31, 1997
                                                 (Unaudited)

                              ASSETS
Current assets:
  Cash and cash equivalents (includes
    restricted cash of $583,971, at
    March 31, 1998, and $500,000, at
    December 31, 1997). . . . . . . . . . .     $ 1,065,239            $ 1,882,994
  Inventory . . . . . . . . . . . . . . . .         768,736                693,561
  Prepaid expenses. . . . . . . . . . . . .          57,622                 55,103
  Other current assets. . . . . . . . . . .              --                 37,636
                                                ------------           ------------
     Total current assets . . . . . . . . .       1,891,597              2,669,294

Fixed assets - at cost (less accumulated
  depreciation of $192,069, at March 31
  1998, and $174,069, at December 31, 1997)         214,170                232,170
Other assets . . . . . . . . . . . . . . .           14,166                 14,166
                                                ------------           ------------
                                                $ 2,119,933            $ 2,915,630
                                                ============           ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . .     $   286,241            $   428,087
  Accrued expenses. . . . . . . . . . . . .         174,369                208,242
  Accrued officers salaries . . . . . . . .          70,612                 83,662
  Due to related party. . . . . . . . . . .          94,000                118,315
  Loans payable and accrued interest to
    shareholders. . . . . . . . . . . . . .         120,596                145,716
  Note payable  . . . . . . . . . . . . . .         500,000                500,000
  Dividends payable . . . . . . . . . . . .         400,819                295,208
                                                ------------           ------------
     Total current liabilities. . . . . . .       1,646,637              1,779,230

Accrued litigation settlement cost . . . .           69,352                 82,977
                                                ------------           ------------
     Total liabilities . . . . . . . . . .        1,715,989              1,862,207
                                                ------------           ------------
Commitments, contingencies and other matters

Shareholders' equity:
 Preferred stock:
  Series A, 9% cumulative:
      833,333 shares authorized, 833,333
      shares issued and outstanding (liquidation
      value: $2,788,125, at March 31, 1998,
      and $2,731,875, at December 31, 1997)       2,500,000              2,500,000
  Series B, 8% cumulative:
      600 shares authorized, 300 shares
      issued and outstanding at March 31, 1998
      and December 31, 1997 (liquidation
      value: $3,112,694, at March 31,
      1998, and $3,063,333, at December
      31, 1997). . . . . . . . . . . . . .        2,474,728              2,658,750
  Common stock, $.001 par value; 25,000,000
      shares authorized, 9,306,589 issued
      at March 31, 1998 and 8,849,096
      issued at December 31, 1997. . . . .            9,306                  8,849
  Additional paid-in capital . . . . . . .       13,700,263             13,508,950
  Accumulated deficit. . . . . . . . . . .      (18,053,191)           (17,391,177)
  Accumulated foreign currency
      translation adjustment . . . . . . .           (4,474)                (9,261)
                                                ------------           ------------
                                                    626,632              1,276,111
  Less treasury stock, at cost, 55,672
      shares of common stock at March
      31, 1998 and December 31, 1997 . . .         (222,688)              (222,688)
                                                ------------           ------------
     Total shareholders' equity. . . . . . .        403,944              1,053,423
                                                ------------           ------------
                                                $ 2,119,933            $ 2,915,630
                                                ============           ============

            See notes to condensed consolidated financial statements.

               ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended March 31,
                                                       1998              1997

Net sales. . . . . . . . . . . . . . . . .     $       --            $    1,043
Cost of goods sold . . . . . . . . . . . .             --                   563
                                               -----------           -----------
Gross profit . . . . . . . . . . . . . . .             --                   480
Costs and expenses:
 Research and development. . . . . . . . .         50,949                87,703
 Selling, general and administrative . . .        499,958               663,934
                                               -----------           -----------
Loss from operations . . . . . . . . . . .       (550,907)             (751,157)
Interest and other income. . . . . . . . .          8,543                27,027
Interest expense . . . . . . . . . . . . .         (9,766)               (9,221)
                                               -----------           -----------
Net (loss) . . . . . . . . . . . . . . . .     $ (552,130)           $ (733,351)
                                               ===========           ===========

Preferred stock dividend requirement . .     . $  113,761            $   56,250
Accretion of difference between
 carrying amount and face amount of
 preferred stock . . . . . . . . . . . .           46,403                    --
                                               -----------           -----------
Net loss attributable to common
shareholders . . . . . . . . . . . . . .       $ (712,294)           $ (789,601)
                                               ===========           ===========

Basic and diluted loss per share . . . .       $     (.08)           $     (.09)
                                               ===========           ===========

Weighted average common shares
 outstanding - basic and diluted . . . .        9,077,843             8,737,685
                                               ===========           ===========

    See notes to condensed consolidated financial statements.

               ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                     Three Months Ended March 31,
                                                       1998              1997

Net (loss) . . . . . . . . . . . . . . . .       $ (552,130)         $ (733,351)
Other comprehensive income/(loss) -
Currency translation adjustment. . . . . .            4,787                (161)
                                                 -----------         -----------
Comprehensive (loss) . . . . . . . . . . .       $ (547,343)         $ (733,190)
                                                 ===========         ===========

               ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                    Three Months Ended March 31,
                                                       1998              1997
                                                 -----------         -----------

Cash flows from operating activities:
Net (loss). . . . . . . . . . . . . . . .        $ (552,130)        $  (733,351)
Adjustments to reconcile net (loss) to net
 cash (used in) operating activities:
 Depreciation and amortization . . . . . .           18,000              21,000
 Changes in operating assets and liabilities:
  Decrease in accounts receivable. . . . .               --              13,830
  (Increase) in inventory. . . . . . . . .          (75,175)           (191,333)
  Decrease in prepaid expenses and
     other current assets. . . . . . . . .           35,117              21,551
  (Decrease) in amount due related party .          (24,315)            (54,177)
  (Decrease) in accounts payable and
     accrued expenses. . . . . . . . . . .         (175,719)           (313,584)
  (Decrease) increase in loans payable
     and accrued interest to officers. . .          (13,050)              2,584
  (Decrease) in accrued litigation
     settlement. . . . . . . . . . . . . .          (13,625)                 --
  Other. . . . . . . . . . . . . . . . . .            8,262                 161
                                               -------------        ------------
Net cash (used in) operating activities. .         (792,635)         (1,233,319)
                                               -------------        ------------

Cash flows from financing activities:
 (Decrease) in loans payable to officers .          (25,120)                 --
 Proceeds from sale of common stock. . . .               --              30,000
                                               -------------        ------------
   Net cash provided by financing
     activities  . . . . . . . . . . . . .          (25,120)             30,000
                                               -------------        ------------

Net (decrease) in cash . . . . . . . . . .         (817,755)         (1,203,319)
Cash -- beginning  of period . . . . . . .        1,882,994           3,042,051
                                               -------------        ------------
Cash -- end of period. . . . . . . . . . .       $1,065,239         $ 1,838,732
                                               =============        ============

Supplemental disclosure of non-cash financing activities:
     In March 1997, certain officers and members of management contributed 315,000 shares of Common Stock to the Company in connection with the settlement of litigation that had been accrued in the amount of $1,143,844.
     In February 1998, the holder of the Series B 8% Convertible Preferred Stock converted 26 shares into 457,493 shares of Common Stock.
     As of March 31, 1998, the Company had $288,125 and $112,694 in accrued dividends on the Company's outstanding Series A Cumulative Non-Redeemable 9% Convertible Preferred Stock and Series B 8% Convertible Preferred Stock.
     As of March 31, 1998, the accompanying financial statements reflect an adjustment on the Series B Preferred Stock in the amount of $46,403 for the accretion toward the face value.

Supplemental disclosure of cash flow information:
Interest paid during the period. . . . . .     $      7,106         $     6,635
                                               =============        ============


            See notes to condensed consolidated financial statements.

               ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation.

     The accompanying unaudited condensed consolidated financial statements have been prepared by Alcohol Sensors International, Ltd. (the "Company"), without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the Rules and Regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, filed with the Commission on October 28, 1998 (Commission File No.: 0-26998).

     Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


2.   Significant Accounting Policies.

Loss Per Share of Common Stock

     Basic loss per share is computed based upon the weighted average number of common shares outstanding during each period and dividends accumulated on the preferred stock for the period and accretion of the difference between the carrying amount and face amount of the preferred stock for the period are added to the net loss for the period. Stock options, warrants and convertible preferred stock did not have an effect on the computation of diluted earnings per share for the three months ended March 31, 1998 and 1997 since they were anti-dilutive.

Recently Issued Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS No. 130 has had no impact on the Company's consolidated results of operations, financial position or cash flows. The Company presently has no items of other comprehensive income.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 is expected to have no impact on the Company's consolidated results of operations, financial position or cash flows.

3.   Note Payable.

     The Company has a note payable of $500,000, bearing interest at the prime rate, which is secured by a $500,000 certificate of deposit. The amount outstanding under this note payable was $500,000 at December 31, 1997 and March 31, 1998. The amount of the certificate of deposit is included in cash and cash equivalents. This note payable was paid in June 1998 from the proceeds of the certificate of deposit.

4.   Legal Proceedings.

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

     The Company was served with a Demand to Arbitrate and a Statement of Claim by an individual who had performed engineering services for the Company on a consulting basis. Claimant was seeking $650,000 and 114,449 shares of stock in damages. The Company settled this matter in an Arbitration Conference and has agreed to transfer to Claimant 27,500 shares of stock in full satisfaction of all claims in this action. This matter was settled in April 1997 and the Company accrued $65,000 as of December 31, 1996. In 1998, the Company was served with a Demand to Arbitrate by an individual based upon an alleged failure by the Company to comply with the settlement terms of the aforemention arbitration. At this time, it is too early to determine the outcome of this action and therefore, the Company has not made any additional provision in the accompanying financial statements.

     In February 1998, an action was commenced in the High Court of Justice, Queens Bench Division, in Oxford, United Kingdom, under the caption "Scarico
(UK) Limited v. Alcohol Sensors Europe plc." Scarico (UK) Limited is an entity which the Company believes is (a) not presently affiliated with any current supplier to the Company and (b) owned by Michael G. Ghazarian. Mr. Ghazarian is a former director and officer of the Company. Alcohol Sensors Europe plc. ("ASE") is an English corporation which, at the time of commencement of this action, was 80% owned by the Company and 20% owned by Mr. Ghazarian. In the complaint, Scarico (UK) Limited claimed that BP68,321.93 (approximately $113,000, as of March 31, 1998) and $10,445 were due on invoices for services rendered to ASE between 1992 and 1997. ASE denied that any amounts were due Scarico (UK) Limited and that certain claimed services were actually performed by third parties, including a current supplier to the Company, and that ASE and the Company had paid such third parties directly. On August 11, 1998, the Company and ASE entered into a settlement arrangement with Scarico (UK) Limited, Digital Vehicle Security Systems ("Digital") and Mr. Ghazarian pursuant to which Scarico (UK) Limited, Digital and Mr. Ghazarian released to the Company all intellectual property, contract and other rights they may have in the technology and know-how related to the SENS-O-LOCK and all claims to Sens-O-Lock units, parts and raw materials in their possession, as well as the assignment to the Company of Mr. Ghazarian's 20% interest in ASE, Mr. Ghazarian surrendered an option to purchase 22,500 shares of Common Stock exercisable at $2.00 per share and expiring in June 2001 and the Company (a) paid Scarico (UK) Limited, Digital and Mr. Ghazarian an aggregate of approximately $90,000, (b) confirmed an option granted to Mr. Ghazarian in 1996 to purchase 100,000 shares of Common Stock exercisable at $3.00 per share and expiring in September 2001 and (c) deleted a provision requiring that Mr. Ghazarian be an employee of the Company in order to exercise an option to purchase 200,000 shares of Common Stock exercisable at $2.00 per share and expiring in September 2002. The parties also exchanged general releases in connection with this settlement arrangement.

5.   Subsequent Events.

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

     In June 1998, Milbright loaned (the "June 1998 Loan") the Company $100,000, bearing interest at 11.5% per annum and maturing on July 31, 1998. In August 1998, Milbright loaned the Company (the "August 1998 Loan") an additional $40,000, bearing interest at 11.5% per annum and maturing on August 31, 1998. In September 1998, Milbright loaned (the "September 1998 Loan") the Company an additional $25,000, bearing interest at 11.5% per annum and maturing on October 31, 1998. Repayment of the June 1998 Loan, August 1998 Loan and September 1998 Loan are past due, although Milbright has not made any attempt to require such repayment.

     In October 1998, a third party loaned the Company $30,000, with interest at 11.5% per annum and due on November 30, 1998. In November 1998, this third party loaned the Company an additional $35,000, with interest at 11.5% per annum and due on December 10, 1998.

     In October 1998, the Company received two $20,000 loans from the party negotiating a distribution agreement with the Company. These loans bear interest at 8.5% and are due on March 31, 1999 and April 6, 1999.

Item 2.   Management's Discussions and Analysis.

     Statements contained in this Quarterly Report on Form 10-QSB that are not based upon historical fact are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements included in this Form 10-QSB involve known and unknown risks, uncertainties and other factors which could cause actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the best estimates by the Company of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward looking statements may be identified by the use of forward looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms.

     Potential risks and uncertainties include, among other things, such factors as the adequacy and reliability of parts and methods used in manufacturing the Company's Sens-O-Lock(R) devices, adequacy of the Company's dealer and distribution network, the market acceptance of the Company's current ("second generation") Sens-O-Lock devices, the extent of the establishment, if any, of insurance programs providing discounts to customers installing products such as the Company's Sens-O-Lock devices, the impact of competitive products and pricing, the Company's ability to raise additional capital, the availability of funding to purchase raw materials and manufacture finished products, the success of the Company's research and development efforts in creating additional improvements to the Sens-O-Lock product line and other products for the Company, the establishment and extent of enforcement of laws with respect to the operation of motor vehicles by alcohol impaired drivers, societal views towards individuals operating motor vehicles while impaired through the consumption of alcohol and the other factors and information disclosed or discussed in this "Item 2. Management's Discussion and Analysis" and in other sections of this Form 10-QSB. Readers of this Form 10-QSB should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward looking statements.

General

     The Company designs, markets and sells electronic motor vehicle after-market safety products, including a patent-pending line of breath alcohol ignition interlock devices (each, a "BAIID") under the Sens-O-Lock brand name. The Company's Sens-O-Lock BAIID equipment is designed to detect, evaluate and assist in the prevention of an alcohol impaired driver operating a vehicle. The Company also markets and sells, under the WeatherEye(TM) brand name, a line of modular products designed to automatically engage and adjust the headlights and taillights of automobiles depending upon weather and sunlight conditions.

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

     In late February 1998, the Company received confirmation from an independent testing laboratory that the second generation Sens-O-Lock successfully completed testing under the National Highway Traffic Safety Administration ("NHTSA") Model Specifications for Breath Alcohol Ignition Interlock Devices (the "Model Specifications") for the battery of required tests for the 37-day calibration stability challenge protocol. The Model
Specifications are utilized by the various states in their individual certification processes for use in legislative and judicial programs for supervision of persons convicted of alcohol-related motor vehicle infractions, violations and crimes ("Mandatory Programs"). The various states have differing certification processes. Some states merely require compliance with the Model Specifications while other states have much higher standards and/or a complex certification procedure. Through November 10, 1998, the Sens-O-Lock has been certified in six states. The Company anticipates seeking additional state certifications of the second generation Sens-O-Lock on state-by-state basis, with priority based, among other factors, upon the location of the Company's distributors and dealers. The Company anticipates publicizing the Model Specification testing success and applicable state certifications in promoting the Sens-O-Lock devices for markets other than for Mandatory Programs (the "Mandatory Market"), such as (a) the voluntary market, which includes parents of teenage drivers (the "Voluntary Market"), and (b) the commercial market, comprising truck, bus and taxi fleets (the "Commercial Market"). The Company believes that, for the U.S. Voluntary Market and Commercial Market, no Model Specifications testing success or applicable state certification are required, although the Company further believes that a significant portion of the Voluntary Market and Commercial Market will not purchase a BAIID without a minimum of a 37-day calibration success under the Model Specifications and applicable state certification. However, there can be no assurance given that the Model Specifications testing success or state certifications will result in any revenues to the Company or the commercial success of the second generation Sens-O-Lock product.

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

Recent Events

     The Company had limited sales of Sens-O-Lock units in 1997, primarily in the United Kingdom and elsewhere in Europe. During the second quarter of 1998, the Company sold 61 second generation Sens-O-Lock units and an additional 136 units were sold in the third quarter of 1998. There have been minimal revenues generated by the WeatherEye product line. The Company has been dependent upon loans and equity investments from the Company's officers, directors and shareholders and others to fund the Company's operations in absence of any material sales through the third quarter of 1998. The Company anticipates that it will require additional loans and/or equity investments in order to continue operations and until such time as sufficient revenues from sales of Sens-O-Lock units are generated.

     Management believes that the Company currently does not have sufficient working capital to continue its operations over the long-term and that cash generated from operations for the next several months will not be sufficient to meet the Company's currently anticipated liquidity and capital expenditure requirements in order to successfully market the second generation Sens-O-Lock product line and/or for the Company to continue operations. The Company has entered into discussions with a third party with respect to granting distribution/licensing rights to the Company's Sens-O-Lock and WeatherEye product lines, which is anticipated to entail the pre-payment to the Company of certain royalties, as well as debt and/or equity financing for the Company. Further, the Company has continued to have discussions with one of the Company's preferred shareholders with respect to additional equity and/or debt financing. There can be no assurance, however, that the Company will enter into a formal distribution/licensing arrangement or receive additional financing from such third party, such preferred shareholder or any other party, that royalties from any such distribution/licensing arrangement and/or financing proceeds, if any, will be on terms favorable to the Company or that the Company will be successful in attaining its sales goals, nor that attaining such sales goals will have the desired effect on the Company's cash resources. The failure to receive sufficient distribution/licensing royalties and/or other equity or debt financing, as well as any failure to obtain a sufficient level of sales, may result in the Company seeking protection under the Federal Bankruptcy Laws and/or terminating operations.

     On October 1, 1998, the Company executed a Consent and Undertaking, pursuant to which the Company admitted to the failure to timely file with the Securities and Exchange Commission (the "SEC") the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 and Quarterly Reports on Form 10-QSB for the quarters ended March 31, 1998 and June 30, 1998, and Notifications of Late Filing on Form 12b-25 with respect to such Forms 10-QSB, and consented to the entry of an order (the "Order") by the Federal District Court for the District of Columbia directing the Company to file with the SEC such Form 10-KSB by October 30, 1998 and Forms 10-QSB by November 13, 1998. The failure to file such Form 10-KSB and Forms 10-QSB in accordance with the Order may result in the Company being held in contempt of court, which could have a material adverse result on the Company's business and operations. The Company filed its Form 10-KSB for the fiscal year ended December 31, 1997 on October 28, 1998, which, the Company believes, satisfies the first requirement of the Order. The Company further believes that the filing of this Form 10-QSB satisfies the second requirement of the Order and is endeavoring to file its Form 10-QSB for the quarter ended June 30, 1998 by November 13, 1998. However, there can be no assurance that such Form 10-QSB will be filed with the SEC by November 13, 1998.

Results of Operations

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

     Net Sales. The Company did not have any net sales for the three months ended March 31, 1998, compared to net sales of approximately $1,000 for the three months ended March 31, 1997. In the 1997 period, the Company's net sales were attributable to sales of WeatherEye units. After initially launching the marketing of the second generation Sens-O-Lock in the United Kingdom in late 1997, the Company has refocused its marketing plans to the domestic United States market, which has resulted in sales of Sens-O-Lock units commencing with the second quarter of 1998.

     Cost of Goods Sold. The Company did not have any cost of goods sold in the three months ended March 31, 1998, compared to cost of goods sold for the three-month period ended March 31, 1997 of $563. Costs of goods sold in the 1997 period were attributable to the Company's Weather Eye products. Zero or low costs of goods sold in the comparable periods reflects the lack of and minimal net sales during each of the such periods. Costs of goods sold consists primarily of product costs, freight charges, royalties and inventory allowances for damaged and obsolete products.

     Costs and Expenses. Research and development expenses for the three-month period ended March 31, 1998 were approximately $51,000, a decrease of 41.9% from $88,000 for the three months ended March 31, 1997, primarily as a result of the Company focusing on addressing specific areas related to the new design and technology incorporated into the second generation Sens-O-Lock product in the 1998 period, as compared to more general research and development expenses on the Sens-O-Lock product line during the 1997 period.

     Selling, general and administration expenses for the three-month period ended March 31, 1998 were approximately $500,000, a decrease of 24.7% from $664,000 for the three months ended March 31, 1997, primarily as a result of reduced staff in the 1998 period as the Company sought to lower costs to bring expenses more in line with an anticipated lack of short-term revenues as the Company refocused marketing efforts on the domestic U.S. market.

     Interest and Other Income. Interest and other income for the three-month period ended March 31, 1998 was approximately $9,000, a decrease of 68.4% from $27,000 for the three months ended March 31, 1997, primarily as a result of higher average cash balances during the 1997 period.

     Interest Expense. Interest expense for the three-month period ended March 31, 1998 was approximately $10,000, an increase of 5.9% from $9,000 for the three months ended March 31, 1997, primarily as a result of the availability of cash resulting from the sale of the Company's Series B 8% Convertible Preferred Stock (the "Series B Preferred Stock") in September 1997.

     Net Loss. As a result of the foregoing, the net loss for the 1998 period was approximately $552,000, a decrease of approximately 24.7% from $733,000 for the 1997 period. The net loss per share for the 1998 period of $.08, compared to $.09 for the 1997 period, was calculated to include the effect of the cumulative dividend on the Company's Series A 9% Non-redeemable Cumulative Preferred Stock (the "Series A Preferred Stock") and Series B Preferred Stock for the 1998 period. The Series B Preferred Stock was not outstanding during the 1997 period.

Liquidity and Capital Resources

     At March 31, 1998, the Company had working capital of approximately $245,000, a decrease of $645,000 from working capital of $890,000 at December 31, 1997. This decrease is primarily due to the net loss for the three months ended March 31, 1998 and an increase in accrued dividends on the Series A Preferred Stock and Series B Preferred Stock, which more than offset decreases in accounts payable, accrued expenses and amounts due officers, a related party and shareholders.

     At  March  31,  1998,  the  Company  had  cash  and  cash   equivalents  of
approximately $1,065,000, a net decrease in cash and cash equivalents of $818,000 from $1,883,000 at December 31, 1997. Cash used in operating activities for the three months ended March 31, 1998 was $727,000, a decrease of $506,000 as compared to the three months ended March 31, 1997. The major factors contributing to this reduction include the smaller loss from operations, decreased accounts payable and accrued expenses and inventory acquisitions as the Company focused upon matching purchasing with a lack of anticipated short-term sales of the second generation Sens-O-Lock in the 1998 period. Cash used in investing activities for the 1998 period was $40,000 as a result of the accretion of the difference between the carrying and redemption amount of the Series B Preferred Stock. The Company had no investing activities in the 1997 period as the Series B Preferred Stock was not outstanding. Cash used in financing activities for the 1998 period was zero, as compared to cash provided by financing activities in the 1997 period of $30,000, which resulted from the exercise in the 1997 period of warrants sold in private placements conducted in 1993 through 1995.

     On September 26, 1997, the Company sold a total of 300 shares of Series B Preferred Stock at a price of $10,000 per share to Milbright Estates, Ltd. ("Milbright"). The net proceeds from the sale of the Series B Preferred Stock was approximately $2,675,000. The rights, preferences and privileges of the Series B Preferred Stock are set forth in amendments to the Company's Certificate of Incorporation (the "Series B Provisions") filed with the New York Secretary of State. The Series B Preferred Stock has a liquidation preference of $10,000 per share and bears cumulative dividends at a rate of eight percent (8%) per share per annum. Such dividends are payable only immediately prior to the conversion of the Series B Preferred Stock into Common Stock. The Series B Preferred Stock is currently convertible, in whole or part, at the option of the holder, into shares of Common Stock at any time. Each share of Series B Preferred Stock is convertible into that number of shares of Common Stock as is determined by dividing (i) the sum of (a) $10,000 plus (b) the amount of all accrued but unpaid or accumulated dividends on the share of Series B Preferred Stock being so converted by (ii) the Conversion Price in effect at the time of conversion. The "Conversion Price" of the Series B Preferred Stock is equal to the lower of (x) $4.03125 or (y) 82.5% of the average closing bid price of the Common Stock over the ten consecutive trading days immediately preceding the date of the conversion notice delivered to the Company. If not sooner converted, all outstanding shares of Series B Preferred Stock are subject to automatic conversion on the earlier of (i) September 26, 1999 or (ii) immediately prior to the consummation of the acquisition of the Company pursuant to a merger or consolidation or the sale of substantially all of the assets of the Company. Except in connection with such automatic conversion, in no event will a holder of Series B Preferred Stock be entitled to convert any shares of Series B Preferred Stock if such conversion would cause the sum of (i) the number of shares of Common Stock beneficially owned by the holder and its affiliates
(other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of the Series B Preferred Stock) and (ii) the number of shares Common Stock issuable upon the conversion of such shares of the Series B Preferred Stock, to result in beneficial ownership by the holder and its affiliates of more than 4.99% of the outstanding shares of Common Stock. As of February 9, 1998, Milbright converted 26 shares of Series B Preferred Stock into 457,493 shares of Common Stock. Additionally, as of November 5, 1998, Milbright converted an additional four shares of Series B Preferred Stock into 469,233 shares of Common Stock. Based on the average of the closing bid prices of the Common Stock for the ten consecutive trading days preceding November 10, 1998, the currently outstanding 270 shares of Series B Preferred Stock would, if convertible, be convertible into an aggregate of 34,132,290 shares of Common Stock (giving effect to accrued dividends).

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

     In June 1998, Milbright loaned (the "June 1998 Loan") the Company $100,000, bearing interest at 11.5% per annum and maturing on July 31, 1998. In August 1998, Milbright loaned the Company (the "August 1998 Loan") an additional $40,000, bearing interest at 11.5% per annum and maturing on August 31, 1998. In September 1998, Milbright loaned (the "September 1998 Loan") the Company an additional $25,000, bearing interest at 11.5% per annum and maturing on October 31, 1998. Repayment of the June 1998 Loan, August 1998 Loan and September 1998 Loan are past due, although Milbright has not made any attempt to require such repayment.

     In October 1998, a third party loaned the Company $30,000, with interest at 11.5% per annum and due on November 30, 1998. In November 1998, this third party loaned the Company an additional $35,000, with interest at 11.5% per annum and due on December 10, 1998.

     In October 1998, the Company received two $20,000 loans from the party negotiating a distribution agreement with the Company. These loans bear interest at 8.5% and are due on March 31, 1999 and April 6, 1999.

     Management believes that the Company currently does not have sufficient working capital to continue its operations over the long-term and that cash generated from operations for the next several months will not be sufficient to meet the Company's currently anticipated liquidity and capital expenditure requirements in order to successfully market the second generation Sens-O-Lock product line and/or for the Company to continue operations. The Company has entered into discussions with a third party with respect to granting distribution/licensing rights to the Company's Sens-O-Lock and WeatherEye product lines, which is anticipated to entail the pre-payment to the Company of certain royalties, as well as debt and/or equity financing for the Company. Further, the Company has continued to have discussions with Milbright with respect to additional equity and/or debt financing. There can be no assurance, however, that the Company will enter into a formal distribution/licensing arrangement or receive additional financing from such third party, Milbright or any other party, that royalties from any such distribution/licensing arrangement and/or financing proceeds, if any, will be on terms favorable to the Company or that the Company will be successful in attaining its sales goals, nor that attaining such sales goals will have the desired effect on the Company's cash resources. The failure to receive sufficient distribution/licensing royalties and/or other equity or debt financing, as well as any failure to obtain a sufficient level of sales, may result in the Company seeking protection under the Federal Bankruptcy Laws and/or terminating operations.

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

Inflation

     The rate of inflation has had little impact on the Company's operations or financial position in the past and inflation is not expected to have a significant impact on the Company's operations or financial position during the year ending December 31, 1998.

Currency Fluctuations

     The Company anticipates marketing internationally, as well as in the United States. To the extent the Company is able to market its products in foreign countries, the Company will become subject to the risks associated with international sales, including, but not limited to, regulatory controls imposed by foreign governments, shipping delays, customs duties and export quotas and other trade restrictions, increased collection risks and international political, regulatory and economical developments, any one of which could have an adverse effect on the Company's operating results. To the extent that revenues are derived in currencies other than U.S. Dollars, the Company's operating results may be affected adversely by fluctuations in currency exchange rates. The Company has not engaged in currency- hedging transactions intended to reduce the effect of fluctuations in currency exchange rates on the Company's foreign business operations. Even if the Company were to determine that it was in its best interests to enter into any such hedging transactions in the future, there can be no assurance that the Company will be able to do so or that such transactions, if entered into, will materially reduce the effect of fluctuations in currency exchange rates on the Company's foreign business operations.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings.

     Reference is hereby made to Item 3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, filed on October 28, 1998 (Commission File No.: 0-26998), and to the references therein, for a discussion of all material pending legal proceedings to which the Company or any of its subsidiaries are parties.


Item 2.   Changes in Securities and Use of Proceeds.

     As of February 9, 1998, the Company issued 457,493 shares of Common Stock to Milbright upon Milbright's conversion of 26 shares of Series B Preferred Stock. This stock issuance was a transaction not including any public offering which was exempt from the registration requirements under the Securities Act pursuant to Section 4(2) thereof.

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

     As of November 5, 1998, the Company issued 469,233 shares of Common Stock to Milbright upon Milbright's conversion of four shares of Series B Preferred Stock. This stock issuance was a transaction not including any public offering which was exempt from the registration requirements under the Securities Act pursuant to Section 4(2) thereof.


Item 3.   Defaults upon Senior Securities.

     Repayment of the June 1998 Loan, August 1998 Loan and September 1998 Loan are past due, although Milbright has not made any attempt to require such repayment.


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


Item 5.   Other Information.

          None.


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

          Set forth below are all exhibits to this Quarterly Report on Form 10-QSB.

Exhibit
Number    Description

10.1 Order containing the Release and Settlement Agreement, dated August 13, 1998, among the Company, Alcohol Sensors Europe plc, Michael Ghazarian, Digital Vehicle Security Systems Ltd. and Scarico
          (UK) Ltd. (Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (Commission File Number: 0-26998), filed with the Commission on October 28, 1998.)
10.2 Promissory Note, dated June 12, 1998, of the Company, in the principal amount of $100,000 payable to Milbright Estates Ltd. (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (Commission File Number: 0-26998), filed with the Commission on October 28, 1998.)
10.3 Letter Agreement, dated August 14, 1998, between the Company and American International Insurance Company. (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (Commission File Number: 0-26998), filed with the Commission on October 28, 1998.)
10.4 Promissory Note, dated August 13, 1998, of the Company, in the principal amount of $25,000 payable to Milbright Estates Ltd. (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (Commission File Number: 0- 26998), filed with the Commission on October 28, 1998.)
10.5 Patent Assignment, dated September 21, 1998, from Joseph M. Lively and WeatherEye, Inc. to the Company. (Incorporated by reference to Exhibit
          10.26  to  the  Company's  Annual  Report on Form 10- KSB for the year ended December 31, 1997 (Commission File Number: 0-26998), filed with the Commission on October 28, 1998.)
10.6 Promissory Note, dated September 4, 1998, of the Company, in the principal amount of $40,000 payable to Milbright Estates Ltd. (Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (Commission File Number: 0-26998), filed with the Commission on October 28, 1998.)
27        Financial Data Schedule.

     (b) Reports on Form 8-K.

     None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ALCOHOL SENSORS INTERNATIONAL, LTD.


November 13, 1998                 By:/s/ Joseph M. Lively
                                     Joseh M. Lively, President
                                    (Principal Executive and Accounting Officer)

                       ALCOHOL SENSORS INTERNATIONAL, LTD.
                   FORM 10-QSB - QUARTER ENDED MARCH 31, 1998

                                  Exhibit Index

Exhibit
Number    Description

10.1 Order containing the Release and Settlement Agreement, dated August 13, 1998, among the Company, Alcohol Sensors Europe plc, Michael Ghazarian, Digital Vehicle Security Systems Ltd. and Scarico
          (UK) Ltd. (Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (Commission File Number: 0-26998), filed with the Commission on October 28, 1998.)
10.2 Promissory Note, dated June 12, 1998, of the Company, in the principal amount of $100,000 payable to Milbright Estates Ltd. (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (Commission File Number: 0-26998), filed with the Commission on October 28, 1998.)
10.3 Letter Agreement, dated August 14, 1998, between the Company and American International Insurance Company. (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (Commission File Number: 0-26998), filed with the Commission on October 28, 1998.)
10.4 Promissory Note, dated August 13, 1998, of the Company, in the principal amount of $25,000 payable to Milbright Estates Ltd. (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (Commission File Number: 0- 26998), filed with the Commission on October 28, 1998.)
10.5 Patent Assignment, dated September 21, 1998, from Joseph M. Lively and WeatherEye, Inc. to the Company. (Incorporated by reference to Exhibit
          10.26  to  the  Company's  Annual  Report on Form 10- KSB for the year ended December 31, 1997 (Commission File Number: 0-26998), filed with the Commission on October 28, 1998.)
10.6 Promissory Note, dated September 4, 1998, of the Company, in the principal amount of $40,000 payable to Milbright Estates Ltd. (Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (Commission File Number: 0-26998), filed with the Commission on October 28, 1998.)
27        Financial Data Schedule.