Form 10QSB
period 1998-06-30
ALCOHOL SENSORS INTERNATIONAL LTD
filed 1998-11-13
CIK 929313

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1998

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

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                          PART I. FINANCIAL INFORMATION



Item                                                                      Page
----                                                                      ----

Item 1.   Condensed Consolidated Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets as of June 30, 1998
     and December 31, 1997. . . . . . . . . . . .. . . . . . . . . . . . .  3
Condensed Consolidated Statements of Operations for the Three
     and Six Months Ended June 30, 1998 and 1997.. . . . . . . . . . . . . .4
Condensed Consolidated Statements of Comprehensive Income for
     the Six Months Ended June 30, 1998 and 1997 . . . . . . . . . . . . . .5
Condensed Consolidated Statements of Cash Flows for the
     Six Months Ended June 31, 1998 and 1997 . . . . . . . . . . . . . . . .6
Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . .7

Item 2.   Management's Discussion and Analysis . . . . . . . . . . . . . . 10

               ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              June 30, 1998       December 31, 1997
                                                                              -------------       -----------------
                                                                               (Unaudited)
                              ASSETS
Current assets:

 Cash and cash equivalents (includes restricted cash of $100,000, at
   June 30, 1998, and $500,000, at December 31, 1997) . . . . . . . . . . .   $    112,993           $  1,882,994
  Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,117                     --
  Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        901,090                693,561
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         32,310                 55,103
  Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . .             --                 37,636
                                                                               ------------          -------------
       Total current assets . . . . . . . . . . . . . . . . . . . . . . . .      1,052,510              2,669,294

Fixed assets - at cost (less accumulated depreciation of $210,069, at
  June 30, 1998, and $174,069, at December 31, 1997)  . . . . . . . . . . .        196,170                232,170
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,166                 14,166
                                                                               ------------          -------------
                                                                              $  1,262,846           $  2,915,630
                                                                              =============          =============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    422,192           $    428,087
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         19,269                208,242
  Accrued officers salaries . . . . . . . . . . . . . . . . . . . . . . . .         64,495                 83,662
  Due to related party. . . . . . . . . . . . . . . . . . . . . . . . . . .         64,000                118,315
  Loans payable and accrued interest to shareholders. . . . . . . . . . . .        113,163                145,716
  Loan payable to preferred shareholder . . . . . . . . . . . . . . . . . .        100,000                     --
  Note payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --                500,000
  Dividends payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .        511,869                295,208
                                                                               ------------          -------------
       Total current liabilities. . . . . . . . . . . . . . . . . . . . . .      1,294,988              1,779,230

Accrued litigation settlement cost. . . . . . . . . . . . . . . . . . . . .         64,810                 82,977
                                                                               ------------          -------------
       Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .      1,359,798              1,862,207
                                                                               ------------          -------------

Commitments, contingencies and other matters

Shareholders' equity (deficit):
  Preferred stock:
    Series A, 9% cumulative:
      833,333 shares  authorized, 833,333 shares issued and outstanding at
      June 30, 1998 and December 31, 1997 (liquidation value: $2,844,375,
      at June 30, 1998, and $2,731,875 at December 31, 1997). . . . . . . .      2,500,000              2,500,000
    Series B, 8% cumulative:
      600 shares authorized,  300 shares issued and outstanding at June 30,
      1998 and December 31, 1997(liquidation value: $3,167,494, at June
      30, 1998, and $3,063,333, at December 31, 1997) . . . . . . . . . . .      2,519,253              2,658,750
  Common stock, $.001 par value; 25,000,000 shares authorized, 9,306,589
      issued at June 30, 1998 and 8,849,096 issued at December 31, 1997 . .          9,306                  8,849
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .     13,700,263             13,508,950
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .    (18,597,573)           (17,391,177)
  Accumulated foreign currency translation adjustment . . . . . . . . . . .         (5,513)                (9,261)
                                                                               ------------          -------------
                                                                                   125,736              1,276,111
  Less treasury stock, at cost, 55,672 shares of common stock
      at June 30, 1998 and December 31, 1997. . . . . . . . . . . . . . . .       (222,688)              (222,688)
                                                                               ------------           ------------
        Total shareholders' equity (deficit). . . . . . . . . . . . . . . .        (96,952)             1,053,423
                                                                               ------------           -----------
                                                                               $ 1,262,846            $ 2,915,630
                                                                               ============           ============

            See notes to condensed consolidated financial statements.

               ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three Months Ended                   Six Months Ended
                                                                   June 30,                             June 30,
                                                         -----------------------------       -----------------------------
                                                           1998                 1997           1998                 1997
                                                           ----                 ----           ----                 ----

Net sales. . . . . . . . . . . . . . . . . . . . . . .   $   21,539         $   32,920       $    21,539          $     33,963
Cost of goods sold . . . . . . . . . . . . . . . . . .       14,862             17,770            14,862                18,333
                                                         -----------        -----------      ------------         -------------
Gross profit . . . . . . . . . . . . . . . . . . . . .        6,677             15,150             6,677                15,630

Costs and expenses:
  Research and development . . . . . . . . . . . . . .       57,198             65,093           108,147               152,796
  Selling general and administrative . . . . . . . . .      332,151            419,670           832,109             1,083,604
                                                         -----------        -----------      ------------         -------------
    (Loss) from operations . . . . . . . . . . . . . .     (382,672)          (469,613)         (933,579)           (1,220,770)

Interest and other income. . . . . . . . . . . . . . .        2,174             15,905            10,717                42,932
Interest expense . . . . . . . . . . . . . . . . . . .       (9,348)            (8,232)          (19,114)              (17,453)
                                                         -----------        -----------      ------------         -------------
    Net (loss) . . . . . . . . . . . . . . . . . . . .   $ (389,846)        $ (461,940)      $  (941,976)         $ (1,195,291)
                                                         ===========        ===========      ============         =============


Preferred stock dividend requirement . . . . . . . . .   $  110,650         $   56,250       $   224,411          $    112,500
Accretion of difference between carrying
  amount and face amount of
  preferred stock. . . . . . . . . . . . . . . . . . .       44,525                 --            90,928                    --
                                                         -----------        -----------      ------------         -------------
Net loss attributable to common
  shareholders . . . . . . . . . . . . . . . . . . . .   $ (545,021)        $ (518,190)      $(1,257,315)         $ (1,307,791)
                                                         ===========        ===========      ============         =============

Basic and diluted loss per share . . . . . . . . . . .   $     (.06)        $     (.06)      $      (.14)         $       (.15)
                                                         ===========        ===========      ============         =============

Weighted average common shares
  outstanding - basic and diluted. . . . . . . . . . .    9,306,589          8,741,018         9,192,216             8,739,352
                                                         ===========        ===========      ============         =============

            See notes to condensed consolidated financial statements.

               ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                              Three Months Ended                   Six Months Ended
                                                                   June 30,                             June 30,
                                                         -----------------------------       -----------------------------
                                                           1998                 1997           1998                 1997
                                                           ----                 ----           ----                 ----
                                                         ===========        ===========      ============         =============

Net (loss) . . . . .. . . . . . . . . .                  $ (389,846)        $ (461,940)      $ (941,976)          $ (1,195,291)
Other comprehensive income/(loss) -
  Currency translation adjustment . . .                      (1,039)              (972)           3,748                 (1,133)
                                                         -----------        -----------      ------------         -------------
Comprehensive (loss). . . . . . . . . .                  $ (390,885)        $ (462,912)      $ (938,228)          $ (1,196,424)
                                                         ===========        ===========      ============         =============

            See notes to condensed consolidated financial statements.

               ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Six Months Ended June 30,
                                                      --------------------------
                                                        1998          1997
Cash flows from operating activities:
Net (loss) . . . . . . . . . . . . . . . .         $  (941,976)     $(1,195,291)
Adjustments to reconcile net (loss)
  to net cash (used in) operating activities:
  Depreciation and amortization. . . . . .              36,000           42,000
Changes in operating assets and liabilities:
  (Increase) in accounts receivable. . . .              (6,117)         (14,701)
  (Increase) in inventory. . . . . . . . .            (207,529)        (241,506)
  Decrease (increase) in prepaid expenses
   and other current assets. . . . . . . .              60,429          (75,919)
  (Decrease) in amounts due to related
   party . . . . . . . . . . . . . . . . .             (54,315)        (148,897)
  Increase (decrease) in accounts payable
   and accrued expenses. . . . . . . . . .            (194,868)        (326,765)
 (Decrease) increase in accrued interest
   to officers . . . . . . . . . . . . . .             (19,167)           5,310
 (Decrease) in accrued litigation
  settlement . . . . . . . . . . . . . . .             (18,167)              --
  Other. . . . . . . . . . . . . . . . . .               8,262            1,133
                                                   ------------     ------------
     Net cash (used in) operating
      activities                                    (1,337,448)      (1,954,636)
                                                   ------------     ------------

Cash flows from financing activities:
Proceeds from sale of common stock . . . .                  --           30,000
(Decrease) in loans payable to officers. .             (32,553)              --
Payment of note payable. . . . . . . . . .            (500,000)              --
Proceeds from loan payable - preferred
  shareholder. . . . . . . . . . . . . . .             100,000               --
                                                   ------------     ------------
     Net cash (used in) provided by
       financing activities. . . . . . . .            (432,553)          30,000
                                                   ------------     ------------

Net (decrease) in cash and cash
   equivalents . . . . . . . . . . . . . .          (1,770,001)       (1,924,636)
Cash and cash equivalents -
   Beginning of period . . . . . . . . . .           1,882,994         3,042,051
                                                   ------------     ------------
Cash and cash equivalents -
   End of period . . . . . . . . . . . . .         $   112,993       $ 1,117,415
                                                   ============     ============

Supplemental disclosure of non-cash financing activities:
     In March 1997, certain officers and members of management contributed 315,000 shares of Common Stock to the Company in connection with the settlement of litigation that had been accrued in the amount of $1,143,844.
     In June 1997, certain officers exchanged $230,000 of liabilities for options to purchase 115,000 shares of Common Stock.
     In February 1998, the holder of the Series B 8% Convertible Preferred Stock converted 26 shares into 457,493 shares of Common Stock.
     As of June 30,  1998,  the Company  had  $344,375  and  $167,494 in accrued dividends on the Company's outstanding Series A Cumulative Non-Redeemable 9% Convertible Preferred Stock and Series B 8% Convertible Preferred Stock.
     As of June 30, 1998, the accompanying financial statements reflect an adjustment on the Series B Preferred Stock in the amount of $90,928 for the accretion towards the face value of the outstanding Series B Preferred Stock.

Supplemental disclosure of cash flow information:
Interest paid during the period. . . . . . .       $    13,794      $    13,143
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

     Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


2.   Significant Accounting Policies.

Loss Per Share of Common Stock

     Basic loss per share is computed based upon the weighted average number of common shares outstanding during each period and dividends accumulated on the preferred stock for the period and accretion of the difference between the carrying amount and face amount of preferred stock for the period are added to the net loss for the period. Stock options, warrants and convertible preferred stock did not have an effect on the computation of diluted earnings per share for the three months ended June 30, 1998 and 1997 since they were anti-dilutive.

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

     3.   Loan Payable - Preferred Shareholder

     In June 1998, Milbright Estates, Ltd., the holder of the outstanding Series B Preferred Stock ("Milbright"), loaned the Company $100,000 (the "June 1998 Loan"), bearing interest at 11.5% per annum and maturing on July 31,
          1998.


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

     In February 1998, an action was commenced in the High Court of Justice, Queens Bench Division, in Oxford, United Kingdom, under the caption "Scarico
(UK) Limited v. Alcohol Sensors Europe plc." Scarico (UK) Limited is an entity which the Company believes is (a) not presently affiliated with any current supplier to the Company and (b) owned by Michael G. Ghazarian. Mr. Ghazarian is a former director and officer of the Company. Alcohol Sensors Europe plc. ("ASE") is an English corporation which, at the time of commencement of this action, was 80% owned by the Company and 20% owned by Mr. Ghazarian. In the complaint, Scarico (UK) Limited claimed that BP68,321.93 (approximately $113,000, as of June 30, 1998) and $10,445 were due on invoices for services rendered to ASE between 1992 and 1997. ASE denied that any amounts were due Scarico (UK) Limited and that certain claimed services were actually performed by third parties, including a current supplier to the Company, and that ASE and the Company had paid such third parties directly. On August 11, 1998, the Company and ASE entered into a settlement arrangement with Scarico (UK) Limited, Digital Vehicle Security Systems ("Digital") and Mr. Ghazarian pursuant to which Scarico
(UK) Limited, Digital and Mr. Ghazarian released to the Company all intellectual property, contract and other rights they may have in the technology and know-how related to the SENS-O-LOCK and all claims to Sens-O-Lock units, parts and raw materials in their possession, as well as the assignment to the Company of Mr. Ghazarian's 20% interest in ASE, Mr. Ghazarian surrendered an option to purchase 22,500 shares of Common Stock exercisable at $2.00 per share and expiring in June 2001 and the Company (a) paid Scarico (UK) Limited, Digital and Mr. Ghazarian an aggregate of approximately $90,000, (b) confirmed an option granted to Mr. Ghazarian in 1996 to purchase 100,000 shares of Common Stock exercisable at $3.00 per share and expiring in September 2001 and (c) deleted a provision requiring that Mr. Ghazarian be an employee of the Company in order to exercise an option to purchase 200,000 shares of Common Stock exercisable at $2.00 per share and expiring in September 2002. The parties also exchanged general releases in connection with this settlement arrangement.

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

Results of Operations

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

     Net Sales. The Company had net sales of approximately $22,000 for the three months ended June 30, 1998, a decrease of 34.6% from net sales of $33,000 for the three months ended June 30, 1997. Net sales in the 1998 period were attributable to sales of second generation Sens-O-Lock units, all of which were made to the domestic United States market. In the 1997 period, the Company's net sales were attributable to sales of WeatherEye units. After initially launching the marketing of the second generation Sens-O-Lock in the United Kingdom in late 1997, the Company has refocused its marketing plans to the domestic United States market, which has resulted in sales of Sens-O-Lock units commencing with the second quarter of 1998.

     Cost of Goods Sold. The Company had cost of goods sold of approximately $15,000 in the three months ended June 30, 1998, a decrease of 16.4% compared to cost of goods sold for the three-month period ended June 30, 1997 of $18,000. Cost of goods sold in the 1998 period were attributable to the Sens-O-Lock product line, while costs of goods sold in the 1997 period were attributable to the Company's Weather Eye products. Cost of goods sold represented 69.0% and 54.0% of net sales in the 1998 and 1997 periods, respectively. Cost of goods sold consists primarily of product costs, freight charges, royalties and inventory allowances for damaged and obsolete products.

     Costs and Expenses. Research and development expenses for the three-month period ended June 30, 1998 were approximately $57,000, a decrease of 12.1% from $65,000 for the three months ended June 30, 1997, primarily as a result of the Company focusing on addressing specific areas related to the new design and technology incorporated into the second generation Sens-O-Lock product in the 1998 period, as compared to more general research and development expenses on the Sens-O-Lock product line during the 1997 period. Research and development expenses represented 265.6% and 197.7% of net sales in the 1998 and 1997 periods, respectively.

     Selling, general and administrative expenses for the three-month period ended June 30, 1998 were approximately $332,000, a decrease of 20.9% from $420,000 for the three months ended June 30, 1997, primarily as a result of reduced staff in the 1998 period as the Company sought to lower costs to bring expenses more in line with an anticipated lack of short-term revenues as the Company refocused marketing efforts on the domestic U.S. market. Selling, general and administrative expenses represented 1,542.1% and 1,274.8% of net sales in the 1998 and 1997 periods, respectively.

     Interest and Other Income. Interest and other income for the three-month period ended June 30, 1998 was approximately $2,000, a decrease of 86.3% from $16,000 for the three months ended June 30, 1997, primarily as a result of higher average cash balances during the 1997 period.

     Interest Expense. Interest expense for the three-month period ended June 30, 1998 was approximately $9,000, an increase of 13.6% from $8,000 for the three months ended June 30, 1997, primarily as a result of the availability of cash resulting from the sale of the Company's Series B 8% Convertible Preferred Stock (the "Series B Preferred Stock") in September 1997.

     Net Loss. As a result of the foregoing, the net loss for the 1998 period was approximately $390,000, a decrease of approximately 15.6% from $461,000 for the 1997 period. The net loss per share for the 1998 period of $.06, compared to $.06 for the 1997 period, was calculated to include the effect of the cumulative dividends on the Series A Preferred Stock and Series B Preferred Stock for the 1998 period. The Series B Preferred Stock was not outstanding during the 1997 period.

Six Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

     Net Sales. The Company had net sales of approximately $22,000 for the six months ended June 30, 1998, a decrease of 36.6% from net sales of $34,000 for the six months ended June 30, 1997. Net sales in the 1998 period were attributable to sales of second generation Sens-O-Lock units, all of which were made to the domestic United States market. In the 1997 period, the Company's net sales were attributable to sales of WeatherEye units. After initially launching the marketing of the second generation Sens-O-Lock in the United Kingdom in late 1997, the Company has refocused its marketing plans to the domestic United States market, which has resulted in sales of Sens-O-Lock units commencing with the second quarter of 1998.

     Cost of Goods Sold. The Company had cost of goods sold of approximately $15,000 in the six months ended June 30, 1998, a decrease of 18.9% compared to cost of goods sold for the six-month period ended June 30, 1997 of $18,000. Costs of goods sold in the 1998 period were attributable to the Sens-O-Lock product line, while costs of goods sold in the 1997 period were attributable to the Company's Weather Eye products. Costs of goods sold represented 69.0% and 54.0% of net sales in the 1998 and 1997 periods, respectively.

     Costs and Expenses. Research and development expenses for the six-month period ended June 30, 1998 were approximately $108,000, a decrease of 29.2% from $153,000 for the six months ended June 30, 1997, primarily as a result of the Company focusing on addressing specific areas related to the new design and technology incorporated into the second generation Sens-O-Lock product in the 1998 period, as compared to more general research and development expenses on the Sens-O-Lock product line during the 1997 period. Research and development expenses represented 502.1% and 449.9% of net sales in the 1998 and 1997 periods, respectively.

     Selling, general and administrative expenses for the six-month period ended June 30, 1998 were approximately $832,000, a decrease of 23.2% from $1,084,000 for the six months ended June 30, 1997, primarily as a result of reduced staff in the 1998 period as the Company sought to lower costs to bring expenses more in line with an anticipated lack of short-term revenues as the Company refocused marketing efforts for the domestic U.S. market. Selling, general and administrative expenses represented 3,863.3% and 3,190.5% of net sales in the 1998 and 1997 periods, respectively.

     Interest and Other Income. Interest and other income for the six-month period ended June 30, 1998 was approximately $16,000, a decrease of 63.0% from $43,000 for the six months ended June 30, 1997, primarily as a result of higher average cash balances during the 1997 period.

     Interest Expense. Interest expense for the six-month period ended June 30, 1998 was approximately $19,000, an increase of 9.5% from $17,000 for the six months ended June 30, 1997, primarily as a result of the availability of cash resulting from the sale of the Series A Preferred Stock in December 1996 resulting in the Company's availability to reduce loan balances in the 1997 period.

     Net Loss. As a result of the foregoing, the net loss for the 1998 period was approximately $942,000, a decrease of approximately 21.2% from $1,195,000 for the 1997 period. The net loss per share for the 1998 period of $.14, compared to $.15 for the 1997 period, was calculated to include the effect of the cumulative dividends on the Series A Preferred Stock and Series B Preferred Stock for the 1998 period. The Series B Preferred Stock was not outstanding during the 1997 period.

Liquidity and Capital Resources

     At June 30, 1998, the Company had a working capital deficit of approximately $242,000, as compared to working capital of $890,000 at December 31, 1997. This decrease in working capital of $1,133,000 is primarily due to the net loss for the six months ended June 30, 1998, new loans payable to the holder of the Series B Preferred Stock and increases in dividends payable on the Series A Preferred Stock and Series B Preferred Stock, which more than offset an increase in inventory, reductions in accrued expenses and amounts due officers, a related party, and shareholders and repayment of a note payable.

     At  June  30,  1998,   the  Company  had  cash  and  cash   equivalents  of
approximately $113,000, a net decrease in cash and cash equivalents of $1,770,000 from $1,883,000 at December 31, 1997. Cash used in operating activities for the six months ended June 30, 1998 was $1,370,000, a decrease of $584,000 as compared to the six months ended June 30, 1997. The major factors contributing to this reduction include the smaller loss from operations, decreased accounts payable and accrued expenses and inventory acquisitions as the Company focused upon matching purchasing with an anticipated lack of short-term sales of the second generation Sens-O-Lock in the 1998 period. Cash used in investing activities for the 1998 period was $127,000, primarily relating to the accretion of the difference between the carrying amount and redemption amount of the Series B Preferred Stock. The Company had no investing activities in the 1997 period. Cash used in financing activities for the 1998 period was $400,000, the result of the Company's repayment of a $500,000 note, offset by a new loan of $100,000, compared to cash provided by financing activities in the 1997 period of $30,000, which resulted from the exercise in the 1997 period of warrants sold in private placements conducted in 1993 through 1995.

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

     In October 1998, the Company received two $20,000 loans from the party negotiating a distribution agreement with the Company. These loans bear interest at 8.5% and are due on June 30, 1999 and April 6, 1999.

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

     As of November 5, 1998, the Company issued 469,233 shares of Common Stock to Milbright upon Milbright's conversion of 26 shares of Series B Preferred Stock. This stock issuance was a transaction not including any public offering which was exempt from the registration requirements under the Securities Act pursuant to Section 4(2) thereof.


Item 3.   Defaults upon Senior Securities.

     Repayment of the June 1998 Loan, August 1998 Loan and September 1998 Loan are past due, although Milbright has not made any attempt to require such repayment.


Item 4.   Submission of Matters to a Vote of Security Holders.

     None.


Item 5.   Other Information.

     None.


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     Set forth below are all exhibits to this Quarterly Report on Form 10-QSB.

Exhibit
Number    Description
-------   -----------
10.1 Order containing the Release and Settlement Agreement, dated August 13, 1998, among the Company, Alcohol Sensors Europe plc, Michael Ghazarian, Digital Vehicle Security Systems Ltd. and Scarico
          (UK) Ltd. (Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (Commission File Number: 0-26998), filed with the Commission on October 28, 1998.)
10.2 Promissory Note, dated June 12, 1998, of the Company, in the principal amount of $100,000 payable to Milbright Estates Ltd. (Incorporated by reference to Exhibit 10.23 to the Company's Annual

          Report on Form 10-KSB for the year ended December 31, 1997 (Commission File Number: 0-26998), filed with the Commission on October 28, 1998.)
10.3      Letter  Agreement,  dated  August 14,  1998,
          between the Company and American International Insurance Company. (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (Commission File Number: 0-26998), filed with the Commission on October 28, 1998.)
10.4 Promissory Note, dated August 13, 1998, of the Company, in the principal amount of $25,000 payable to Milbright Estates Ltd. (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (Commission File Number: 0-26998), filed with the Commission on October 28, 1998.)
10.5 Patent Assignment, dated September 21, 1998, from Joseph M. Lively and WeatherEye, Inc. to the Company. (Incorporated by reference to
          Exhibit 10.26 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (Commission File Number: 0-26998), filed with the Commission on October 28, 1998.)
10.6 Promissory Note, dated September 4, 1998, of the Company, in the principal amount of $40,000 payable to Milbright Estates Ltd. (Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (Commission File Number: 0-26998), filed with the Commission on October 28, 1998.)
27        Financial Data Schedule.

     (b) Reports on Form 8-K.

     None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ALCOHOL SENSORS INTERNATIONAL, LTD.



Dated: November 13, 1998         By:  /s/ Joseph M. Lively
                                    --------------------------------------------
                                            Joseph M. Lively President
                                    (Principal Executive and Accounting Officer)

                       ALCOHOL SENSORS INTERNATIONAL, LTD.
                    FORM 10-QSB - QUARTER ENDED JUNE 30, 1998

                                  Exhibit Index

Exhibit
Number    Description
--------  -----------
10.1 Order containing the Release and Settlement Agreement, dated August 13, 1998, among the Company, Alcohol Sensors Europe plc, Michael Ghazarian, Digital Vehicle Security Systems Ltd. and Scarico
          (UK) Ltd. (Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (Commission File Number: 0-26998), filed with the Commission on October 28, 1998.)
10.2 Promissory Note, dated June 12, 1998, of the Company, in the principal amount of $100,000 payable to Milbright Estates Ltd. (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (Commission File Number: 0-26998), filed with the Commission on October 28, 1998.)
10.3      Letter  Agreement,  dated  August 14,  1998,
          between the Company and American International Insurance Company. (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (Commission File Number: 0-26998), filed with the Commission on October 28, 1998.)
10.4 Promissory Note, dated August 13, 1998, of the Company, in the principal amount of $25,000 payable to Milbright Estates Ltd. (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (Commission File Number: 0-26998), filed with the Commission on October 28, 1998.)
10.5 Patent Assignment, dated September 21, 1998, from Joseph M. Lively and WeatherEye, Inc. to the Company. (Incorporated by reference to
          Exhibit 10.26 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (Commission File Number: 0-26998), filed with the Commission on October 28, 1998.)
10.6 Promissory Note, dated September 4, 1998, of the Company, in the principal amount of $40,000 payable to Milbright Estates Ltd. (Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (Commission File Number: 0-26998), filed with the Commission on October 28, 1998.)
27        Financial Data Schedule.