Form 10QSB
period 1998-09-30
ALCOHOL SENSORS INTERNATIONAL LTD
filed 1998-11-19
CIK 929313

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1998

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $.001 per share - 9,951,011 shares outstanding as of November 16, 1998.

     Transitional Small Business Disclosure Format (check one):
Yes [  ]   No [ X ]

                          PART I. FINANCIAL INFORMATION


Item                                                                       Page

Item 1.   Condensed Consolidated Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets as of September
     30, 1998 and December 31, 1997 . . . . . . . . . . . . . . . . . . . . . 3
Condensed Consolidated Statements of Operations for
     the Three and Nine Months Ended September 30,
     1998 and 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
Condensed Consolidated Statements of Comprehensive
     Income for the Nine Months Ended September 30,
     1998 and 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5
Condensed Consolidated Statements of Cash Flows for
     the Nine Months Ended September 30, 1998 and 1997. . . . . . . . . . . . 6
Notes to Condensed Consolidated Financial Statements. . . . . . . . . . . . . 7

Item 2.   Management's Discussion and Analysis. . . . . . . .  . . . . . . . .10

               ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                            September 30, 1998        December 31, 1997
                                            ------------------        -----------------
                                               (Unaudited)
                              ASSETS
Current assets:
  Cash and cash equivalents (includes
   restricted cash of $500,000 at
   December 31, 1997) . . . .                $      1,134                $  1,882,994
  Accounts receivable . . . . . . . . . .           6,245                          --
  Inventory . . . . . . . . . . . . . . .         885,565                     693,561
  Prepaid expenses. . . . . . . . . . . .          20,488                      55,103
  Other current assets. . . . . . . . . .          13,870                      37,636
                                             -------------               -------------
      Total current assets. . . . . . . .         927,302                   2,669,294

Fixed assets - at cost (less accumulated
  depreciation of $210,069 at September 30,
  1998, and $174,069 at December 31, 1997)         26,170                     232,170
Other assets . . . . . . . . . . . . . .           14,166                      14,166
                                             -------------               -------------
                                             $    967,638                $  2,915,630
                                             =============               =============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable. . . . . . . . . . . .    $    478,486                $    428,087
  Accrued expenses. . . . . . . . . . . .          37,244                     208,242
  Accrued officers salaries . . . . . . .          64,495                      83,662
  Due to related party. . . . . . . . . .          64,000                     118,315
  Loans payable and accrued interest to
   shareholders . . . . . . . . . . . . .         115,329                     145,716
  Loan payable and accrued interest to
   preferred shareholder. . . . . . . . .         169,169                          --
  Note payable  . . . . . . . . . . . . .              --                     500,000
  Dividends payable . . . . . . . . . . .         278,544                     295,208
                                             -------------               -------------
      Total current liabilities . . . . .       1,207,267                   1,779,230

Accrued litigation settlement cost. . . .          64,810                      82,977
                                             -------------               -------------
      Total liabilities . . . . . . . . .       1,272,077                   1,862,207
                                             -------------               -------------

Commitments, contingencies and other matters

Shareholders' equity (deficit):
 Preferred stock:
  Series A, 9% cumulative: 833,333 shares
  authorized, 833,333 shares issued and
  outstanding at September 30, 1998 and
  December 31, 1997 (liquidation value:
  $2,556,250 at September 30, 1998 and
  $2,731,875 at December 31, 1997). . . .       2,500,000                   2,500,000
 Series B, 8% cumulative: 600 shares
  authorized, 274 shares issued and
  outstanding at September 30, 1998
  and 300 shares issued and outstanding
  at December 31, 1997 (liquidation value:
  $3,222,294 at September 30, 1998 and
  $3,063,333 at December 31, 1997)  . . .       2,563,778                   2,658,750
 Common stock, $.001 par value; 25,000,000
  shares authorized,  9,537,450 shares issued
  at September 30, 1998 and 8,849,096
  shares issued at December 31, 1997. . .           9,537                       8,849
 Additional paid-in capital . . . . . . .      13,999,653                  13,508,950
 Accumulated deficit. . . . . . . . . . .     (19,152,270)                (17,391,177)
 Accumulated foreign currency
  translation adjustment. . . . . . . . .          (2,449)                     (9,261)
                                             -------------               -------------
                                                  (81,751)                  1,276,111
 Less treasury stock, at cost, 55,672
  shares of common stock at September
  30, 1998 and December 31, 1997. . . . .        (222,688)                   (222,688)
                                             -------------               -------------
      Total shareholders' equity (deficit)       (304,439)                  1,053,423
                                             -------------               -------------
                                             $    967,638                $  2,915,630
                                             =============               =============

            See notes to condensed consolidated financial statements.

               ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       Three Months Ended                   Nine Months Ended
                                         September 30,                         September 30,
                                    -------------------------         ----------------------------
                                       1998         1997               1998                1997

Net sales. . . . . . . . . . . .    $  42,710     $  31,454          $    64,249     $    65,417
Cost of goods sold . . . . . . .       29,470        15,560               44,332          33,893
                                    ----------    ----------         ------------    ------------
Gross profit . . . . . . . . . .       13,240        15,894               19,917          31,524

Costs and expenses:
 Research and development. . . .       39,104        76,273              147,251         229,069
 Selling, general and
  administrative . . . . . . . .      408,658       761,865            1,240,767       1,845,469
 Litigation settlement . . . . .           --        59,895                   --          59,895
                                    ----------    ----------         ------------    ------------
  (Loss) from operations . . . .     (434,522)     (882,139)          (1,368,101)     (2,102,909)

Interest and other income. . . .           45        12,021               10,762          54,953
Interest expense . . . . . . . .       (6,335)      (12,632)             (25,449)        (30,085)
                                    ----------    ----------         ------------    ------------
  Net (loss) . . . . . . . . . .    $(440,812)    $(882,750)         $(1,382,788)    $(2,078,041)
                                    ==========    ==========         ============    ============


Preferred stock dividend
 requirement . . . . . . . . . .    $  111,050    $   56,250          $   334,916     $   168,750
Accretion of difference between
 carrying amount and face amount
 of preferred stock . . . . . . .       44,525            --              135,453              --
                                    ------------  -----------         ------------    ------------
Net loss attributable to common
 shareholders . . . . . . . . . .   $  (596,387)  $ (939,000)         $(1,853,157)    $(2,246,791)
                                    ============  ===========         ============    ============

Basic and diluted loss per share    $     (.06)   $     (.11)         $      (.20)    $      (.26)
                                    ============  ===========         ============    ============

Weighted average common shares
 outstanding - basic and diluted     9,460,496     8,741,857            9,281,643       8,740,190
                                    ============  ===========         ============    ============

            See notes to condensed consolidated financial statements.

               ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                        Three Months Ended                 Nine Months Ended
                                          September 30,                      September 30,
                                    -------------------------         ----------------------------
                                        1998         1997                 1998            1997


Net (loss) . . . . . . . . . . .    $  (440,812)  $ (882,750)         $(1,368,101)    $(2,078,041)
Other comprehensive income/(loss) -
 Currency translation adjustment         (3,064)      (1,441)              (6,812)           (308)
                                    ------------  -----------         ------------    ------------
Comprehensive (loss) . . . . . .   $   (443,876)  $ (884,191)         $(1,374,913)    $(2,078,349)
                                    ============  ===========         ============    ============

           See notes to condensed consolidated financial statements.

               ALCOHOL SENSORS INTERNATIONAL, LTD. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Nine Months Ended September 30,
                                                  1998                        1997
Cash flows from operating activities:
                                             -------------               -------------
Net (loss) . . . . . . . . . . . . . . .     $ (1,382,788)               $(2,078,041)
Adjustments to reconcile net (loss) to net
 cash (used in) operating activities:
 Depreciation and amortization . . . . .           54,000                     63,000
 Loss on sale and abandonment of
  fixed assets . . . . . . . . . . . . .          132,000
 Issuance of option for services . . . .               --                    235,000
Changes in operating assets and liabilities:
 (Increase) in accounts receivable . . .           (6,245)                   (40,515)
 (Increase) in inventory . . . . . . . .         (192,004)                  (332,421)
 Decrease (increase) in prepaid
  expenses and other current assets. . .           58,391                    (29,452)
 (Decrease) in amounts due to related
  party. . . . . . . . . . . . . . . . .          (54,315)                   (66,845)
 Increase (decrease) in accounts
  payable and accrued expenses . . . . .         (125,488)                  (393,361)
 (Decrease) increase in accrued interest
  to officers. . . . . . . . . . . . . .            2,006                      7,275
 (Decrease) increase in accrued litigation
  settlement . . . . . . . . . . . . . .          (18,167)                    59,895
 Increase in amounts due officers. . . .               --                     56,000
 Decrease in other assets. . . . . . . .               --                      8,918
 Other . . . . . . . . . . . . . . . . .           (1,697)                       307
                                             -------------               -------------
      Net cash (used in) operating
          activities . . . . . . . . . .       (1,534,307)                (2,510,240)
                                             -------------               -------------
Cash flows from investing activities:
Acquisition of fixed assets. . . . . . .               --                    (64,618)
Proceeds from sale of fixed assets . . .           20,000
                                             -------------               -------------
      Net cash provided by (used in)
          investing activities . . . . .           20,000                    (64,618)
                                             -------------               -------------
Cash flows from financing activities:
Proceeds from sale of Series B Preferred
 Stock, net of expenses. . . . . . . . .               --                  2,685,000
Proceeds from sale of common stock . . .               --                     52,500
(Decrease) in loans payable to officers.          (32,553)                        --
Payment of note payable. . . . . . . . .         (500,000)                        --
Proceeds from loan payable - preferred
 shareholder . . . . . . . . . . . . . .          165,000                         --
                                             -------------               -------------
      Net cash (used in) provided by
          financing activities . . . . .         (367,553)                  2,737,500
                                             -------------               -------------
Net (decrease) increase in cash
 and cash equivalents. . . . . . . . . .       (1,881,860)                   162,642
Cash and cash equivalents -
 Beginning of period . . . . . . . . . .        1,882,994                  3,042,051
                                             -------------               -------------
Cash and cash equivalents -
 End of period . . . . . . . . . . . . .     $      1,134                $ 3,204,693
                                             =============               =============

Supplemental disclosure of non-cash financing activities:
     In March 1997, certain officers and members of management contributed 315,000 shares of Common Stock to the Company in connection with the settlement of litigation that had been accrued in the amount of $1,143,844.
     In June 1997, certain officers exchanged $230,000 of liabilities for options to purchase 115,000 shares of Common Stock.
     In February 1998, the holder of the Series B 8% Convertible Preferred Stock converted 26 shares into 457,493 shares of Common Stock.
     In August 1998, the Company issued an aggregate of 230,861 shares of Common Stock in payment of $344,375 of accrued dividend on the Series A Preferred Stock.
     As of September 30, 1998, the Company had $56,250 and $166,166 in accrued dividends on the Company's outstanding Series A Cumulative Non-Redeemable 9% Convertible Preferred Stock and Series B 8% Convertible Preferred Stock, respectively. In 1997, the Company had $168,750 in accrued dividends on the Series A Preferred Stock.
     As of September 30, 1998, the accompanying financial statements reflect an adjustment on the Series B Preferred Stock in the amount of $135,453 for the accretion towards the face value of the outstanding Series B Preferred Stock. Supplemental disclosure of cash flow information:

Interest paid during the period. . . . .     $     13,794                $    13,143
                                             =============               =============

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

     Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


2.   Significant Accounting Policies.

Loss Per Share of Common Stock

     Basic loss per share is computed based upon the weighted average number of common shares outstanding during each period, dividends accumulated on the preferred stock for the period and accretion of the difference between the carrying amount and face amount of preferred stock for the period are added to the net loss for the period. Stock options, warrants and convertible preferred stock did not have an effect on the computation of diluted earnings per share for the three and nine months ended September 30, 1998 and 1997 since they were anti-dilutive.

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

     In February 1998, an action was commenced in the High Court of Justice, Queens Bench Division, in Oxford, United Kingdom, under the caption "Scarico
(UK) Limited v. Alcohol Sensors Europe plc." Scarico (UK) Limited is an entity which the Company believes is (a) not presently affiliated with any current supplier to the Company and (b) owned by Michael G. Ghazarian. Mr. Ghazarian is a former director and officer of the Company. Alcohol Sensors Europe plc. ("ASE") is an English corporation which, at the time of commencement of this action, was 80% owned by the Company and 20% owned by Mr. Ghazarian. In the complaint, Scarico (UK) Limited claimed that BP68,321.93 (approximately $113,000, as of September 30,
1998) and $10,445 were due on invoices for services rendered to ASE between 1992 and 1997. ASE denied that any amounts were due Scarico (UK) Limited and that certain claimed services were actually performed by third parties, including a current supplier to the Company, and that ASE and the Company had paid such third parties directly. On August 11, 1998, the Company and ASE entered into a settlement arrangement with Scarico (UK) Limited, Digital Vehicle Security Systems ("Digital") and Mr. Ghazarian pursuant to which Scarico (UK) Limited, Digital and Mr. Ghazarian released to the Company all intellectual property, contract and other rights they may have in the technology and know-how related to the Sens-O-Lock and all claims to Sens-O-Lock units, parts and raw materials in their possession, as well as the assignment to the Company of Mr. Ghazarian's 20% interest in ASE, Mr. Ghazarian surrendered an option to purchase 22,500 shares of Common Stock exercisable at $2.00 per share and expiring in June 2001 and the Company (a) paid Scarico (UK) Limited, Digital and Mr. Ghazarian an aggregate of approximately $90,000, (b) confirmed an option granted to Mr. Ghazarian in 1996 to purchase 100,000 shares of Common Stock exercisable at $3.00 per share and expiring in September 2001 and (c) deleted a provision requiring that Mr. Ghazarian be an employee of the Company in order to exercise an option to purchase 200,000 shares of Common Stock exercisable at $2.00 per share and expiring in September 2002. The parties also exchanged general releases in connection with this settlement arrangement.


5. Dividend Payments of Common Stock on Series A Preferred Stock.

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

     6. Sale and Abandonment of Fixed Assets.

     In connection with the Company's relocation to smaller offices within the building in which the Company was previously located, the Company sold certain fixed assets and abandoned improvements made to such prior location. The Company recognized a loss of approximately $132,000 in connection with such sale and abandonment of fixed assets.

     7.   Subsequent Events.

     In October 1998, a third party loaned (the "October 1998 Loan") the Company $30,000 with interest at 11.5% per annum and due on November 30, 1998. In November 1998, this third party loaned (the "November 1998 Loan") the Company an additional $35,000, with interest at 11.5% per annum and due on December 10, 1998. The October 1998 Loan and November 1998 Loan are secured by certain Sens-O-Lock units held in the Company's inventory.

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

     Management believes that the Company currently does not have sufficient working capital to continue its operations over the long-term and that cash generated from operations for the next several months will not be sufficient to meet the Company's currently anticipated liquidity and capital expenditure requirements in order to successfully market the second generation Sens-O-Lock product line and/or for the Company to continue operations. The Company has entered into discussions with third parties with respect to granting distribution/licensing rights to the Company's Sens-O-Lock and WeatherEye product lines, which is anticipated to entail the pre-payment to the Company of certain royalties, as well as debt and/or equity financing for the Company. Further, the Company has continued to have discussions with one of the Company's preferred shareholders with respect to additional equity and/or debt financing. There can be no assurance, however, that the Company will enter into a formal distribution/licensing arrangement or receive additional financing from such third party, such preferred shareholder or any other party, that royalties from any such distribution/licensing arrangement and/or financing proceeds, if any, will be on terms favorable to the Company or that the Company will be successful in attaining its sales goals, nor that attaining such sales goals will have the desired effect on the Company's cash resources. The failure to receive sufficient distribution/licensing royalties and/or other equity or debt financing, as well as any failure to obtain a sufficient level of sales, may result in the Company seeking protection under the Federal Bankruptcy Laws and/or terminating operations.

     On October 1, 1998, the Company executed a Consent and Undertaking, pursuant to which the Company admitted to the failure to timely file with the Securities and Exchange Commission (the "SEC") the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 and Quarterly Reports on Form 10-QSB for the quarters ended March 31, 1998 and June 30, 1998, and Notifications of Late Filing on Form 12b-25 with respect to such Forms 10-QSB, and consented to the entry of an order (the "Order") by the Federal District Court for the District of Columbia directing the Company to file with the SEC such Form 10-KSB by October 30, 1998 and Forms 10-QSB by November 13, 1998. The Company filed its Form 10-KSB for the fiscal year ended December 31, 1997 on October 28, 1998, and its Forms 10-QSB for the quarters ended March 31, and June 30, 1998 on November 13, 1998. Accordingly, the Company believes that it has satisfied the outstanding filings requirements of the Order.

Results of Operations

Three   Months   Ended   September  30,  1998  Compared  to Three  Months  Ended
September 30, 1997

     Net Sales. The Company had net sales of approximately $43,000 for the three months ended September 30, 1998, an increase of 35.8% from net sales of $31,000 for the three months ended September 30, 1997. Net sales in the 1998 period were attributable to sales of second generation Sens-O-Lock units, all of which were made to the domestic United States market. In the 1997 period, the Company's net sales were attributable to sales of WeatherEye units. After initially launching the marketing of the second generation Sens-O-Lock in the United Kingdom in late 1997, the Company has refocused its marketing plans to the domestic United States market, which has resulted in sales of Sens-O- Lock units commencing in the second quarter of 1998.

     Cost of Goods Sold. The Company had cost of goods sold of approximately $29,000 in the three months ended September 30, 1998, an increase of 29.6% compared to cost of goods sold for the three-month period ended September 30, 1997 of $16,000. Cost of goods sold in the 1998 period were attributable to the Sens-O-Lock product line, while costs of goods sold in the 1997 period were attributable to the Company's Weather Eye products. Cost of goods sold represented 69.0% and 49.5% of net sales in the 1998 and 1997 periods, respectively. The Company anticipates that costs of goods sold, as a percentage of net sales, would be lowered upon an increase in production, although no assurance can be given that sales will increase or that any efficiencies of scale will result. Cost of goods sold consists primarily of product costs, freight charges, royalties and inventory allowances for damaged and obsolete products.

     Costs and Expenses. Research and development expenses for the three-month period ended September 30, 1998 were approximately $39,000, a decrease of 48.7% from $76,000 for the three months ended September 30, 1997, primarily as a result of the Company focusing on addressing specific areas related to the new design and technology incorporated into the second generation Sens-O-Lock product in the 1998 period, as compared to more general research and development expenses on the Sens-O-Lock product line during the 1997 period. Research and development expenses represented 91.6% and 242.5% of net sales in the 1998 and 1997 periods, respectively.

     Selling, general and administrative expenses for the three-month period ended September 30, 1998 were approximately $409,000, a decrease of 46.4% from $762,000 for the three months ended September 30, 1997, primarily as a result of reduced staff in the 1998 period as the Company sought to lower costs to bring expenses more in line with an anticipated lack of short-term revenues as the Company refocused marketing efforts on the domestic U.S. market. Selling, general and administrative expenses represented 956.8% and 2,422.2% of net sales in the 1998 and 1997 periods, respectively.

     In the 1997 period, the Company incurred a litigation settlement expense of approximately $60,000. There was no similar expense in the 1998 period.

     Interest and Other Income. Interest and other income for the three-month period ended September 30, 1998 was under $1,000, a decrease of 99.6% from approximately $12,000 for the three months ended September 30, 1997, primarily as a result of higher average cash balances during the 1997 period.

     Interest Expense. Interest expense for the three-month period ended September 30, 1998 was approximately $6,000, a decrease of 49.8% from $13,000 for the three months ended September 30, 1997, primarily as a result of lower debt balances in the 1998 period arising from the repayment of a $500,000 principal amount note payable.

     Net Loss. As a result of the foregoing, the net loss for the 1998 period was approximately $441,000, a decrease of approximately 50.1% from $883,000 for the 1997 period. The net loss per share for the 1998 period of $.06 compared to $.11 for the 1997 period, was calculated to include the effect of the cumulative dividends on the Series A Preferred Stock and the Company's Series B 8%
Convertible Preferred Stock (the "Series B Preferred Stock") for the 1998 period. The Series B Preferred Stock was outstanding for only four days during the 1997 period.

Nine   Months   Ended   September  30,  1998  Compared  to  Nine   Months  Ended
September 30, 1997

     Net Sales. The Company had net sales of approximately $62,000 for the nine months ended September 30, 1998, a decrease of 1.8% from net sales of $65,000 for the nine months ended September 30, 1997. Net sales in the 1998 period were attributable to sales of second generation Sens-O-Lock units, all of which were made to the domestic United States market. In the 1997 period, the Company's net sales were attributable to sales of WeatherEye units. After initially launching the marketing of the second generation Sens-O-Lock in the United Kingdom in late 1997, the Company has refocused its marketing plans to the domestic United States market, which has resulted in sales of Sens-O- Lock units commencing in the second quarter of 1998.

     Cost of Goods Sold. The Company had cost of goods sold of approximately $44,000 in the nine months ended September 30, 1998, an increase of 30.8% compared to cost of goods sold for the nine-month period ended September 30, 1997 of $34,000. Costs of goods sold in the 1998 period were attributable to the Sens-O-Lock product line, while costs of goods sold in the 1997 period were attributable to the Company's Weather Eye products. The Company anticipates that costs of goods sold would be lowered, as a percentage of net sales, upon an increase in production, although no assurance can be given that sales will increase or that any efficiencies of scale will result. Costs of goods sold represented 69.0% and 51.8% of net sales in the 1998 and 1997 periods, respectively.

     Costs and Expenses. Research and development expenses for the nine-month period ended September 30, 1998 were approximately $147,000, a decrease of 35.7% from $229,000 for the nine months ended September 30, 1997, primarily as a result of the Company focusing on addressing specific areas related to the new design and technology incorporated into the second generation Sens-O-Lock product in the 1998 period, as compared to more general research and development expenses on the Sens-O-Lock product line during the 1997 period. Research and development expenses represented 229.2% and 350.2% of net sales in the 1998 and 1997 periods, respectively.

     Selling, general and administrative expenses for the nine-month period ended September 30, 1998 were approximately $1,241,000, a decrease of 32.8% from $1,845,000 for the nine months ended September 30, 1997, primarily as a result of reduced staff in the 1998 period as the Company sought to lower costs to bring expenses more in line with an anticipated lack of short-term revenues as the Company refocused marketing efforts for the domestic U.S. market. Selling, general and administrative expenses represented 1,931.2% and 2,821.1% of net sales in the 1998 and 1997 periods, respectively.

     In the 1997 period, the Company incurred a litigation settlement expense of approximately $60,000. There was no similar expense in the 1998 period.

     Interest and Other Income. Interest and other income for the nine-month period ended September 30, 1998 was approximately $11,000, a decrease of 80.4% from $55,000 for the six months ended September 30, 1997, primarily as a result of higher average cash balances during the 1997 period.

     Interest Expense. Interest expense for the nine-month period ended September 30, 1998 was approximately $25,000, a decrease of 15.4% from $30,000 for the nine months ended September 30, 1997, primarily as a result of lower debt balances in the 1998 period arising from the repayment of a $500,000 principal amount note payable.

     Net Loss. As a result of the foregoing, the net loss for the 1998 period was approximately $1,853,000, a decrease of approximately 17.5% from $2,078,000 for the 1997 period. The net loss per share for the 1998 period of $.20, compared to $.26 for the 1997 period, was calculated to include the effect of the cumulative dividends on the Series A Preferred Stock and Series B Preferred Stock for the 1998 period. The Series B Preferred Stock was outstanding for only four days during the 1997 period.


Liquidity and Capital Resources

     At September 30, 1998, the Company had a working capital deficit of approximately $280,000, as compared to working capital of $890,000 at December 31, 1997. This decrease in working capital of $1,170,000 is primarily due to the net loss for the nine months ended September 30, 1998, new loans payable to the holder of the Series B Preferred Stock and others and increases in dividends payable on the Series A Preferred Stock and Series B Preferred Stock, which more than offset an increase in inventory, reductions in accrued expenses and amounts due officers, a related party, and shareholders and repayment of a note payable.

     At September 30, 1998, the Company had cash and cash equivalents of approximately $1,000, a net decrease in cash and cash equivalents of $1,882,000 from $1,883,000 at December 31, 1997. Cash used in operating activities for the nine months ended September 30, 1998 was $1,534,000, a decrease of $976,000 as compared to the nine months ended September 30, 1997. The major factors contributing to this reduction include the smaller loss from operations, decreased accounts payable and accrued expenses and inventory acquisitions in the 1998 period as the Company focused upon matching expenses and purchasing with an anticipated lack of short-term sales of the second generation Sens-O-Lock in the 1998 period. Cash provided by investing activities for the 1998 period was $20,000, resulting from the sale of fixed assets in connection with the Company's refocusing of sales efforts to the domestic U.S. market. The Company's investing activities in the 1997 period were related to the acquisition of fixed assets. Cash used in financing activities for the 1998 period was $368,000, primarily the result of the Company's repayment of a $500,000 note, which more than offset new loans of $165,000, compared to cash provided by financing activities in the 1997 period of $2,738,000, which resulted from the sale of the Company's Series B Preferred Stock in September 1997 and the exercise of warrants sold in private placements conducted in 1993 through 1995.

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

     Pursuant to a letter agreement, dated August 14, 1998, between the Company and AIIC, AIIC, as the holder of the 833,333 outstanding shares of Series A Preferred Stock, agreed to accept (a) 230,861 shares of Common Stock as payment in full for all accrued and unpaid dividends on said 833,333 shares of Series A Preferred Stock for the prior dividend payment dates of September 30, 1997, December 31, 1997 and September 30, 1998 (i.e., $344,375) and (b) agreed to accept shares of Common Stock in lieu of payment of dividends on said 833,333 shares of Series A Preferred Stock due on the dividend payment dates of December 31, 1998, September 30, 1999 and December 31, 1999, such shares of Common Stock to be valued at approximately $1.487 per share (subject to adjustment).

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

     In October 1998, a third party loaned (the "October 1998 Loan") the Company $30,000 with interest at 11.5% per annum and due on November 30, 1998. In November 1998, this third party loaned (the "November 1998 Loan") the Company an additional $35,000, with interest at 11.5% per annum and due on December 10, 1998. The October 1998 Loan and November 1998 Loan are secured by certain Sens-O-Lock units held in the Company's inventory.

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

     As of November 5, 1998, the Company issued 469,233 shares of Common Stock to Milbright upon Milbright's conversion of four shares of Series B Preferred Stock. This stock issuance was a transaction not including any public offering which was exempt from the registration requirements under the Securities Act pursuant to Section 4(6) thereof.


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

Exhibit
Number         Description

10.1 Promissory Note, dated June 12, 1998, of the Company, in the principal amount of $100,000 payable to Milbright Estates Ltd. (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (Commission File Number: 0- 26998), filed with the Commission on October 28, 1998.)
10.2 Letter Agreement, dated August 14, 1998, between the Company and American International Insurance Company. (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (Commission File Number: 0-26998), filed with the Commission on October 28, 1998.)
10.3 Promissory Note, dated August 13, 1998, of the Company, in the principal amount of $25,000 payable to Milbright Estates Ltd. (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (Commission File Number: 0- 26998), filed with the Commission on October 28, 1998.)
10.4 Promissory Note, dated September 4, 1998, of the Company, in the principal amount of $40,000 payable to Milbright Estates Ltd. (Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (Commission File Number: 0-26998), filed with the Commission on October 28, 1998.)
27        Financial Data Schedule.

     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ALCOHOL SENSORS INTERNATIONAL, LTD.


Dated:  November 19, 1998          By:/s/Joseph M. Lively
                                   Joseph M. Lively President
                                   (Principal Executive and Accounting Officer)

                       ALCOHOL SENSORS INTERNATIONAL, LTD.
                 FORM 10-QSB - QUARTER ENDED SEPTEMBER 30, 1998

                                  Exhibit Index

Exhibit
Number    Description

10.1 Promissory Note, dated June 12, 1998, of the Company, in the principal amount of $100,000 payable to Milbright Estates Ltd. (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (Commission File Number: 0- 26998), filed with the Commission on October 28, 1998.)
10.2 Letter Agreement, dated August 14, 1998, between the Company and American International Insurance Company. (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (Commission File Number: 0-26998), filed with the Commission on October 28, 1998.)
10.3 Promissory Note, dated August 13, 1998, of the Company, in the principal amount of $25,000 payable to Milbright Estates Ltd. (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (Commission File Number: 0- 26998), filed with the Commission on October 28, 1998.)
10.4 Promissory Note, dated September 4, 1998, of the Company, in the principal amount of $40,000 payable to Milbright Estates Ltd. (Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (Commission File Number: 0-26998), filed with the Commission on October 28, 1998.)
27        Financial Data Schedule.